Form 10-Q
period 2000-09-30
AVANTGO INC
filed 2000-11-14
CIK 1110700

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2000  COMMISSION FILE NUMBER: 000-31561



                                 AVANTGO, INC.

             (Exact name of Registrant as specified in its charter)

         DELAWARE                                       94-3275789
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification No.)

                    1700 South Amphlett Boulevard, Suite 300
                              San Mateo, CA 94402
                    (Address of principal executive offices)

                                 (650) 638-3399
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                Yes [   ] No [X]

 As of November 3, 2000 there were 34,464,133 shares of the Registrant's Common
                               Stock outstanding.

                                 AvantGo, Inc.
                                   Form 10-Q
                               September 30, 2000

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                                                            PAGE
                                                                                                                          ----
ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)
         . Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999.....................         3
         . Condensed Consolidated Statements of Operations for the three and nine months ended
            September 30, 2000 and 1999.............................................................................         4
         . Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000
            and September 30, 1999..................................................................................         5
         . Notes to Condensed Consolidated Financial Statements.....................................................         6
ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......................         9
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.................................................        25

PART II. OTHER INFORMATION
ITEM 2.  Change in Securities and Use of Proceeds...................................................................        26
ITEM 6.  Exhibits and Reports on Form 8-K...........................................................................        27
         Signatures.................................................................................................        27

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                  (unaudited)

                                                                                             September 30,            December 31,
                                                                                                2000                     1999
                                                                                             ------------             -----------
ASSETS
Current Assets:
  Cash and cash equivalents........................................................             $ 13,556                $  5,835
  Short-term investments...........................................................                3,591                   3,975
  Accounts receivable, net of allowance of $223,000 in 2000 and $50,000 in 1999 ...                2,583                   1,478
  Prepaid expenses and other current assets........................................                1,431                     255
                                                                                             ------------             ------------
     Total current assets                                                                         21,161                  11,543
  Restricted cash..................................................................                3,438                     ---
  Property and equipment, net......................................................                5,027                     893
  Goodwill and other assets........................................................               16,304                      63
                                                                                             ------------             ------------
     Total assets..................................................................             $ 45,930                $ 12,499
                                                                                             ============             ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued liabilities..........................................             $  3,657                $  1,173
 Accrued compensation and related benefits.........................................                  592                     239
 Current portion of capital lease obligations......................................                  ---                       4
 Current portion of borrowings under bank line of credit agreement.................                   58                      71
 Deferred revenue..................................................................                3,080                     247
                                                                                             ------------             ------------
  Total current liabilities........................................................                7,387                   1,734
 Deferred revenue..................................................................                  333                     ---
Borrowings under bank line of credit agreement, net of current portion.............                  ---                      41
Commitments
Stockholders' Equity:
 Convertible preferred stock....................................................                  67,708                  19,480
 Common Stock...................................................................                  34,984                  10,928
 Notes receivable from stockholders.............................................                    (706)                   (100)
 Deferred stock compensation....................................................                 (15,862)                 (7,475)
 Revenue offset relating to warrant agreements.....................................               (1,226)                    ---
 Accumulated deficit...............................................................              (46,772)                (12,109)
 Accumulated other comprehensive loss..............................................                   84                     ---
                                                                                             ------------             ------------
  Total stockholders' equity.......................................................               38,210                  10,724
                                                                                             ------------             ------------
  Total liabilities and stockholders' equity.......................................             $ 45,930                $ 12,499
                                                                                             ============             ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                                            Three Months Ended       Nine Months Ended
                                                              September 30,            September 30,
                                                            ---------------------- ------------------------
                                                               2000        1999         2000       1999
                                                            ----------  ----------- ----------- -----------
Revenues:
 License fees..........................................     $  2,359     $   445     $  5,173     $   914
 Services..............................................        2,277         607        4,580         927
                                                            ----------  ----------- -----------  ----------
   Total revenues......................................        4,636       1,052        9,753       1,841
Costs and expenses:
 Cost of license fees..................................           39          18          117          34
 Cost of services......................................        1,040         495        2,452         835
 Product development...................................        3,097         780        6,207       1,831
 Sales and marketing...................................        9,589       1,134       19,227       2,248
 General and administrative............................        2,270         398        4,952         757
 Purchased in-process research and development.........          ---         ---          600         ---
 Amortization of goodwill, intangible assets and
  deferred compensation, and other acquisition-related
  costs................................................        5,289         766       12,030       1,361
                                                            ----------  ----------- -----------  ----------
   Total costs and expenses............................       21,324       3,591       45,585       7,066
                                                            ----------  ----------- -----------  ----------
Loss from operations...................................      (16,688)     (2,539)     (35,832)     (5,225)
 Interest income, net..................................          458         170        1,170         183
                                                            ----------  ----------- -----------  ----------
   Net loss............................................     $(16,230)    $(2,369)    $(34,662)    $(5,042)
                                                            ==========  =========== ===========  ==========
Net loss per share:
 Basic and diluted.....................................     $  (2.67)    $ (0.51)    $  (5.69)    $ (1.22)
                                                            ==========  =========== ===========  ==========
 Pro forma basic and diluted...........................     $  (0.70)    $ (0.15)    $  (1.64)    $ (0.37)
                                                            ==========  =========== ===========  ==========
Shares used in computing net loss per share:
 Basic and diluted.....................................        6,080       4,632        6,091       4,138
                                                            ==========  =========== ===========  ==========
 Pro forma basic and diluted...........................       23,211      16,104       21,098      13,503
                                                            ==========  =========== ===========  ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                                                       Nine Months Ended
                                                                                                         September 30,
                                                                                                       2000           1999
                                                                                                    ----------      ---------
OPERATING ACTIVITIES:
     Net loss                                                                                        $(34,662)       $(5,042)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Purchased in-process research and development                                                     600              -
        Amortization of goodwill, intangible assets and deferred compensation, and other
          acquisition-related costs                                                                    12,030          1,361
        Depreciation                                                                                      553             97
        Revenue offset relating to warrant agreements                                                     295              -
        Issuance of common stock in exchange for services                                                 188              -
        Changes in operating assets and liabilities:
           Accounts receivable                                                                         (1,033)        (1,508)
           Prepaid expenses and other current assets                                                   (1,174)          (160)
           Goodwill and other assets                                                                   (2,101)           (12)
           Accounts payable and accrued liabilities                                                     2,158            239
           Accrued compensation and related benefits                                                      353            126
           Deferred revenue                                                                             3,166            177
                                                                                                     --------        -------
                Net cash used in operating activities                                                 (19,627)        (4,722)
 INVESTING ACTIVITIES:
    Purchase of property and equipment                                                                 (4,620)          (520)
    Business acquisition, net of cash acquired                                                            456              -
    Restricted cash                                                                                    (3,438)             -
    Proceeds from investments                                                                             556              -
                                                                                                     --------        -------
                Net cash used in investing activities                                                  (7,046)          (520)
 FINANCING ACTIVITIES:
    Borrowings under bank line of credit agreement                                                          -            111
    Repayment of obligations under bank line of credit agreement                                          (54)          (164)
    Principal payments on capital lease obligations                                                        (4)            (8)
    Proceeds from issuance of convertible preferred stock, net                                         30,700         14,373
    Proceeds from note receivable from stockholder                                                        342              -
    Proceeds from issuance of convertible notes payable                                                     -            300
    Proceeds from issuance of common stock, net                                                         3,390            291
                                                                                                     --------        -------
                Net cash provided by financing activities                                              34,374         14,903
 Effect of exchange rate changes on cash and cash equivalents                                              20              -
                                                                                                     --------        -------
 Increase in cash and cash equivalents                                                                  7,721          9,661
 Cash and cash equivalents at beginning of period                                                       5,835          2,124
                                                                                                     --------        -------
 Cash and cash equivalents at end of period                                                          $ 13,556        $11,785
                                                                                                     ========        =======
 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of preferred stock in exchange for convertible notes payable                            $    -          $   300
                                                                                                     ========        =======
    Issuance of preferred stock in exchange for license                                              $     40        $    -
                                                                                                     ========        =======
    Issuance of preferred stock for notes receivable from stockholder                                $    342        $    -
                                                                                                     ========        =======
    Issuance of preferred stock in connection with acquisition                                       $ 15,466        $    -
                                                                                                     ========        =======
    Deferred stock compensation related to grants of options for common stock                        $ 18,498        $ 6,935
                                                                                                     ========        =======
    Issuance of common stock for notes receivable from stockholder                                   $    606        $    -
                                                                                                     ========        =======
    Revenue offset related to warrant agreements                                                     $  1,521        $    -
                                                                                                     ========        =======
 SUPPLEMENTAL DISCLOSURES:
    Cash paid during the period for interest                                                         $      9        $    16
                                                                                                     ========        =======
    Warrant issued in connection with a content service agreement                                    $    159        $    -
                                                                                                     ========        =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2000
                                  (Unaudited)

NOTE 1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

  AvantGo, Inc. was incorporated on June 30, 1997 in Delaware. We provide mobile infrastructure software and services that extend the Internet and corporate applications beyond the desktop to handheld devices and Internet-enabled phones. In May 1999, we launched the AvantGo Mobile Internet service, a hosted service used to access Web-based content and applications from leading content providers and e-businesses.

Basis of Presentation

  We have incurred operating losses to date and have an accumulated deficit of $46.8 million as of September 30, 2000. Our activities have been primarily financed through private placements of equity securities and proceeds from our initial public offering, which closed in October 2000. We may need to raise additional capital through the issuance of debt or equity securities. Such financing may not be available on terms acceptable to us, if at all.

  The condensed consolidated financial statements include the accounts of AvantGo, Inc. and our wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

  The functional currency of our foreign subsidiary is the local currency. We translate all assets and liabilities to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation for the foreign subsidiary's financial statements have not been material to date. Net gains and losses resulting from foreign exchange transactions were not significant during any of the periods presented.

Unaudited Interim Financial Information

  Our unaudited condensed consolidated financial statements at September 30, 2000 and for the three and nine months then ended reflect all adjustments, consisting only of normal recurring adjustments, which are in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with these notes, the financial statements and notes thereto, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on September 26, 2000. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results for the entire year ending December 31, 2000.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

  We license software under non-cancelable license agreements and provide services including training, consulting and maintenance, consisting of product support services and unspecified product updates. We also sell placement services that provide customers with priority visibility on our website.

  License revenues are recognized when a non-cancelable license agreement has been executed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable, collectibility is probable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. In instances where no vendor-specific objective evidence exists and the only undelivered element is maintenance, revenue is recognized ratably over the term of the agreement. Our agreements with customers and resellers do not contain product return rights. Revenues from maintenance, which consist of fees for ongoing support and product updates, are recognized ratably over the term of the contract, typically one year. Revenues from placement agreements are recognized ratably over the service period, which in most instances is between one month and one year. Consulting revenues are primarily related to services performed on a time-and-materials basis under separate service arrangements. Training revenues are generated from classes offered both on-site and at customer locations. Revenues from consulting and training services are recognized as the services are performed.

NOTE 3.  NET LOSS PER SHARE

  Basic and diluted net loss per share information for all periods is presented under the requirement of FASB Statement No. 128, "Earnings per Share" ("FASB 128"). Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options, warrants, and convertible securities. Shares subject to repurchase will be included in the computation of earnings per share when our option to repurchase these shares lapses.

  Pro forma net loss per share has been computed as described above and also gives effect, under Securities and Exchange Commission guidance, to the conversion of preferred shares not included above that automatically converted to common shares immediately prior to the closing of our initial public offering on October 2, 2000, using the if-converted method (Note 6).

  Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, to the weighted average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

  The calculation of historical and pro forma basic and diluted net loss per share is as follows:

                                                                 Three Months Ended           Nine Months Ended
                                                                   September 30,                September 30,
                                                            ----------------------------- ----------------------------
                                                                  2000          1999           2000           1999
                                                            --------------- ------------- --------------- ------------
                                                                     (in thousands, except per share amounts):
Historical:
 Net loss.................................................      $(16,230)      $(2,369)      $(34,662)      $(5,042)
                                                                ========       =======       ========       =======
 Weighted average shares of common stock outstanding......        10,678         9,360         10,441         8,737
 Less weighted average shares that may be repurchased.....        (4,598)       (4,728)        (4,350)       (4,599)
                                                                --------       -------       --------       -------
 Weighted average shares of common stock outstanding used
  in computing basic and diluted net loss per share.......         6,080         4,632          6,091         4,138
                                                                ========       =======       ========       =======
 Basic and diluted net loss per share.....................      $  (2.67)      $ (0.51)      $  (5.69)      $ (1.22)
                                                                ========       =======       ========       =======
Pro forma:
 Net loss.................................................      $(16,230)      $(2,369)      $(34,662)      $(5,042)
                                                                ========       =======       ========       =======
 Weighted average shares used in computing basic and
  diluted net loss per share (from above).................         6,080         4,632          6,091         4,138
 Adjustment to reflect the effect of the assumed
  conversion of preferred stock from the date of issuance.        17,131        11,472         15,007         9,365
                                                                --------       -------       --------       -------
 Weighted average shares used in computing pro forma
  basic and diluted net loss per share....................        23,211        16,104         21,098        13,503
                                                                ========       =======       ========       =======
 Pro forma basic and diluted net loss per share...........      $  (0.70)      $ (0.15)      $  (1.64)      $ (0.37)
                                                                ========       =======       ========       =======

NOTE 4. COMPREHENSIVE LOSS

          In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. The only items of other comprehensive income (loss) which we currently report are unrealized gain (loss) on investments and translation adjustments.

NOTE 5. BUSINESS SEGMENT INFORMATION

  In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FASB 131). FASB 131 changes the way companies report selected segment information in annual financial statements and requires companies to report selected segment information in interim financial reports to stockholders. FASB 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. We adopted FASB 131 in the year ended December 31, 1998. We have only one operating segment for which management reviews the consolidated data, and therefore there is no impact on our financial statements of adopting FASB 131.

NOTE 6. INITIAL PUBLIC OFFERING

  On October 2, 2000, we closed our initial public offering of 6,325,000 shares of our common stock, which included 825,000 shares issued in connection with the exercise of the underwriters' over-allotment option, at $12 per share. Net proceeds of the offering were approximately $68.6 million, after deducting underwriter discounts, commissions and other offering expenses. Simultaneously with the closing of the initial public offering, all of our convertible preferred stock converted automatically into shares of common stock on a one-to-one basis. Proceeds from the initial public offering include proceeds from shares issued upon exercise of the underwriters' over-allotment.

NOTE 7. BUSINESS COMBINATIONS

  Effective May 26, 2000, we acquired Globalware Computing, Inc. ("Globalware"), a supplier of wireless synchronization software that enables much of the functionality of Lotus Notes to be used on handheld devices, in a transaction accounted for as a purchase. The purchase consideration was approximately $17.1 million, consisting of 1,933,000 shares of preferred stock with a fair market value of $15.5 million, options to acquire 180,438 shares of common stock with a value of $1.4 million, and $200,000 of acquisition costs.

  The following unaudited pro forma consolidated information gives effect to the acquisition of Globalware as if it had occurred on January 1, 2000 and January 1, 1999 by consolidating the results of operations of Globalware with our results of operations for the three and nine months ended September 30, 2000 and 1999, respectively. The pro forma results exclude the $600,000 nonrecurring write-off of in-process research and development related to the acquisition.


                                                       Three Months Ended     Nine Months Ended
                                                         September 30,          September 30,
                                                      --------------------   --------------------
                                                         2000       1999        2000      1999
                                                      ----------  ---------  ---------  ---------
                                                        (in thousands, except per share data)
                                                      -------------------------------------------
Revenue:
 Revenue                                                 4,636      1,406      10,716     2,748
 Net loss..........................................    (16,230)    (2,245)    (36,183)   (4,744)
 Net loss per share................................      (2.67)     (0.48)      (5.94)    (1.15)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

  This document contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve risks and uncertainties, including, but not limited to, those identified in the section of this Form 10-Q entitled "Factors Affecting Our Future Operating Results," which may cause actual results to differ materially from those discussed in such forward-looking statements. When used in this document, the words "believes," "expects," "anticipates," "intends," "plans" and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission ("SEC") on September 26, 2000. We undertake no obligation to release publicly the results of any revision to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC. Readers are urged to review and consider carefully the various disclosures made by us in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risk factors that may affect our business.

OVERVIEW

  We provide infrastructure software and services that extend the Internet and corporate applications beyond the desktop to mobile devices and Internet-enabled phones. Our AvantGo Enterprise products, which we license to enterprises, are designed to accelerate information flows between companies and their mobile employees, customers and business partners. Our AvantGo Mobile Internet, or AMI, service consists of our AvantGo Client software for interacting with Web-based content and applications and is designed to permit content providers and e-businesses to reach a broader consumer audience on a more consistent basis, fostering repeat use and greater consumer loyalty.

  We were incorporated in June 1997 as a Delaware corporation under the name Bombardier Software, Inc. and changed our name to AvantGo, Inc. in January 1998. In September 1998, we launched our AvantGo Enterprise products and services. In May 1999, we introduced our AvantGo Mobile Internet service. In May 2000, we completed our purchase of Globalware and began integrating its software products and consulting services. In October 2000, we completed our initial public offering raising approximately $68.6 million in net proceeds, after deducting underwriter discounts, commissions and other offering expenses. Although our revenues have increased each quarter since inception, we have never been profitable. As of September 30, 2000, we had an accumulated deficit of approximately $46.8 million.

OUR BUSINESS

  Our primary sources of revenues are generated under our license agreements and our services agreements. License revenues for our AvantGo Enterprise products, which are typically based on fixed-fee agreements, are recognized when we have executed an agreement with a customer, delivery and acceptance have occurred and the collection of the related receivable is deemed probable. Historically, our services revenue has consisted primarily of professional services and technical support fees. Revenue from professional services is recognized on a monthly basis as the services are performed. Technical support fees are recognized ratably on a monthly basis over the course of the support period, typically twelve months. Our services revenue also includes amounts derived from the operation of our AvantGo Mobile Internet service, which include placement and advertising revenues and revenue sharing arrangements. Placement and advertising revenues are recognized ratably over the period of time in which placement or advertising is provided.

  The cost of license fees consists primarily of royalties paid to other software vendors whose products are included in our enterprise software products as well as costs incurred to manufacture, package and distribute our enterprise software products and related documentation. Cost of services includes cost of professional services, customer service and support and costs related to running our AvantGo Mobile Internet service. Cost of professional services and technical support consists primarily of the cost of personnel. Costs related to our AvantGo Mobile Internet service consist of the cost of personnel, co-location facilities and bandwidth. Because the cost of services is greater than cost of license fees, cost of revenues as a percentage of total revenues may fluctuate based on the mix of products and services sold.

  Our costs and expenses are classified into three general operational categories: product development, sales and marketing, and general and administrative. In addition, our operating expenses include amortization of goodwill, intangible assets, deferred stock-based compensation and other acquisition-related costs, as well as a charge for in-process research and development which is related to our acquisition of Globalware in May 2000.

  We classify all charges to the product development, sales and marketing, and general and administrative categories based on the nature of the expenses. Each of these three categories include commonly recurring expenses such as salaries, employee benefits, travel and entertainment costs, and allocated communication, rent and depreciation costs. We allocate these expenses to each of the functional areas that derive a benefit from such expenses based upon their respective headcount. The sales and marketing category of costs and expenses also includes sales commissions and expenses related to public relations and advertising, trade shows and marketing collateral materials. The general and administrative category of operating expenses also includes administrative and professional services fees.

  In connection with the granting of stock options to, and restricted stock purchases by, our employees, we recorded deferred stock compensation totaling approximately $28.6 million as of September 30, 2000. This amount represents the difference between the exercise and the deemed fair value of our common stock for financial accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options. The amortization of the remaining deferred stock compensation will result in additional charges to operations through fiscal year 2004.

  We have incurred significant losses and negative cash flows from operations since our inception. As of September 30, 2000, we had an accumulated deficit of $46.8 million. Although our revenues have increased each quarter since inception, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenues to achieve profitability. We also expect to incur substantial non-cash expenses relating to stock-based compensation. As a result, we expect to incur significant losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

  We had 321 full-time employees as of September 30, 2000. We intend to hire a significant number of employees in the future. This expansion places significant demands on our management and operational resources. To manage this rapid growth, we must invest in scalable operational systems, procedures and controls. We must also be able to recruit qualified candidates to manage our expanding operations. We expect future expansion to continue to challenge our ability to hire, train, manage and retain our employees. Additional personnel will increase our operating expenses in the foreseeable future.

  We have a limited operating history that makes it difficult to forecast our future operating results. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early state of development, particularly companies in new and rapidly evolving markets, such as Internet software. We may not be successful in addressing these risks and difficulties. Although we have experienced significant growth in revenues in recent periods, we do not believe that prior growth rates are sustainable or indicative of our future operating results.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

  The following table sets forth certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for any future period.

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,              September 30,
                                                                       ---------------------      ---------------------
                                                                        2000          1999          2000         1999
                                                                        ----          ----          ----         ----
 Revenues:
      License fees                                                        51%           42%           53%          50%
      Services                                                            49%           58%           47%          50%
                                                                        --------      -------       --------     -------

           Total revenues                                                100%          100%          100%         100%
 Costs and expenses:
      Cost of license fees                                                 1%            2%            1%           2%
      Cost of services                                                    22%           46%           25%          45%
      Product development                                                 67%           74%           64%          99%
      Sales and marketing                                                207%          108%          197%         122%
      General and administrative                                          49%           38%           51%          42%
      Purchased in-process research and development                        0%            0%            6%           0%
      Amortization of goodwill, intangible assets and deferred
           compensation, and other acquisition-related costs             114%           73%          123%          74%
                                                                         --------      ------        --------    --------
 Total costs and expenses                                                460%          341%          467%         384%
                                                                         --------      ------        ---------   ---------


 Loss from operations                                                   (360%)        (241%)        (367%)       (284%)
 Interest income, net                                                     10%           16%           12%          10%
                                                                        --------     --------       ---------  ---------
 Net loss                                                               (350%)        (225%)        (355%)       (274%)
                                                                        ========     ========       =========  ==========

Comparisons of Three and Nine Months Ended September 30, 1999 and 2000

Revenues

  Total revenue was approximately $4.6 million and $1.1 million for the three months ended September 30, 2000 and 1999, respectively, representing an increase in the third quarter of 2000 of approximately $3.6 million, or 341%, over the comparable quarter of the prior year. Revenue was approximately $9.8 million and $1.8 million for the nine months ended September 30, 2000 and 1999, respectively, representing an increase of approximately $7.9 million, or 430%, over the comparable period in the prior year. The growth in revenues period-over-period reflects our relatively early stage of development and is primarily attributable to our expanding sales force.

  License Fees. License fee revenues increased approximately 430% from approximately $445,000 for the three months ended September 30, 1999 to approximately $2.4 million for the three months ended September 30, 2000. License fee revenues increased approximately 466% from approximately $914,000 for the nine months ended September 30, 1999 to approximately $5.2 million for the nine months ended September 30, 2000. These increases were primarily due to continued expansion of our enterprise sales team.

  Services. Services revenue increased approximately 275% from approximately $607,000 for the three months ended September 30, 1999 to approximately $2.3 million for the three months ended September 30, 2000. Services revenue increased approximately 394% from approximately $927,000 for the nine months ended September 30, 1999 to approximately $4.6 million for the nine months ended September 30, 2000. This increase was primarily attributable to increased consulting services performed in connection with increased license fees, as well as the continued expansion of our AvantGo Mobile Internet service organization. Deferred revenues reflected on our balance sheet were $3.4 million at September 30, 200 as compared to $193,000 at September 30, 1999.

Costs and Expenses

     Cost of License Fees. Our cost of license fees increased approximately 117% from approximately $18,000 for the three months ended September 30, 1999 to approximately $39,000 for the three months ended September 30, 2000. Cost of license fees increased approximately 244% from approximately $34,000 for the nine months ended September 30, 1999 to approximately $117,000 for the nine months ended September 30, 2000. These increases were primarily attributable to an increase in license fee revenue during such periods. We expect the cost of license fees to increase as we enter into agreements with other software developers and incorporate their products into ours.

     Cost of Services. Our cost of services increased approximately 110% from approximately $495,000 for the three months ended September 30, 1999 to approximately $1.0 million for the three months ended September 30, 2000. Cost of services increased approximately 194% from approximately $835,000 for the nine months ended September 30, 1999 to approximately $2.5 million for the nine months ended September 30, 2000. These increases were primarily due to increased expenditures resulting from the launch and expansion of our AvantGo Mobile Internet service and expansion of our consulting services organization. We expect these costs to increase as we build these service organizations.

     Product Development. Product development expenses increased approximately 297% from approximately $780,000 for the three months ended September 30, 1999 to approximately $3.1 million for the three months ended September 30, 2000. Product development expenses increased approximately 239% from approximately $1.8 million for the nine months ended September 30, 1999 to approximately $6.2 million for the nine months ended September 30, 2000. These increases were primarily a result of increased hiring of engineers and product development personnel. We believe that continued investment in product development is critical to attaining our strategic objectives, and we anticipate that product development expenses will continue to increase in absolute dollars as a result of continued investment in this area.

     Sales and Marketing. Our sales and marketing expenses include those related to compensation, public relations and advertising, trade shows and marketing materials. Sales and marketing expenses increased approximately 746% from approximately $1.1 million for the three months ended September 30, 1999 to approximately $9.6 million for the three months ended September 30, 2000. Sales and marketing expenses increased approximately 755% from approximately $2.2 million for the nine months ended September 30, 1999 to approximately $19.2 million for the nine months ended September 30, 2000. These increases were attributable to increases in the number of employees in our sales and marketing organizations, and related costs, such as increased sales commissions, as well as increased advertising and marketing program expenditures. We expect sales and marketing expenses to increase in absolute dollars in future periods due to the planned growth of our sales force and to expected additional increases in advertising and marketing programs and other promotional activities.

  General and Administrative. Actual general and administrative expenses consist primarily of salaries, recruiting and related costs for general corporate functions including executive, accounting and administrative personnel, lease expenses, facilities costs and other miscellaneous general corporate expenses. Our general and administrative expenses increased approximately 470% from approximately $398,000 for the three months ended

September 30, 1999 to approximately $2.3 million for the three months ended September 30, 2000. Our general and administrative expenses increased approximately 554% from approximately $757,000 for the nine months ended September 30, 1999 to approximately $5.0 million for the nine months ended September 30, 2000. These increases were due primarily to an increase in the number of executive, finance and administrative employees. We expect general and administrative costs to increase in absolute dollars in future periods as we add personnel to support the expansion of our operations, incur additional expenses related to the anticipated growth of our business both domestically and internationally, and fulfill our responsibilities as a public company.

  Amortization of goodwill, intangible assets and deferred compensation, and other acquisition-related costs. We are amortizing the amount of goodwill, core technology and acquired workforce that we purchased in connection with our acquisition of Globalware, in addition to other related acquisition costs. We are also amortizing the amount that equals the difference between the fair value of stock options granted to our employees and consultants and what were considered to be the deemed fair values of our common stock, in the case of option grants to employees and on values based on the Black-Scholes formula for valuing options, in the case of grants to non-employees, in each case on the date of the grants over vesting periods using a graded vesting method.

  We recognized approximately $766,000 of such expenses during the three months ended September 30, 1999 and approximately $5.3 million during the three months ended September 30, 2000. We recognized approximately $1.4 million of such expenses during the nine months ended September 30, 1999 and approximately $12.0 million during the nine months ended September 30, 2000. We anticipate that the amortization of the additional deferred stock compensation will result in additional charges through fiscal year 2004.

  Interest Income, Net. Net interest income increased approximately 169% from approximately $170,000 for the three months ended September 30, 1999 to approximately $458,000 for the three months ended September 30, 2000. Net interest income increased approximately 539% from approximately $183,000 for the nine months ended September 30, 1999 to approximately $1.2 million for the nine months ended September 30, 2000. These increases were primarily due to increased cash balances as a result of the closings of our private placement financing completed in March and April 2000.

  Net Loss. Net loss increased approximately 585% from approximately $2.4 million for the three months ended September 30, 1999 to approximately $16.2 million for the three months ended September 30, 2000. Net loss increased approximately 587% from approximately $5.0 million for the nine months ended September 30, 1999 to approximately $34.7 million for the nine months ended September 30, 2000.

Liquidity and Capital Resources

  On October 2, 2000, we closed our initial public offering of 6,325,000 share of common stock, which included 825,000 shares in connection with the exercise of the underwriters' over-allotment option, at $12 per share. We received net proceeds of approximately $68.6 million in cash, after deducting underwriter discounts, commissions and other offering expenses. Prior to our initial public offering, we financed our operations from the sale of our preferred and common stock. As of September 30, 2000, we had cash and cash equivalents of approximately $13.6 million, an increase from $5.8 million of cash and cash equivalents held as of December 31, 1999. As of September 30, 2000, we had short-term investments of approximately $3.6 million, representing a decrease of approximately $384,000 from investments held as of December 31, 1999. As of September 30, 2000, our working capital was approximately $13.8 million compared to approximately $9.8 million at December 31, 1999.

  Net cash used in operating activities totaled $19.6 million for the for the nine months ended September 30, 2000, as compared with $4.7 million for the comparable period in 1999. The principal use of cash was to fund our losses from operations. Net cash provided by financing activities during this period totaled $34.4 million during the nine months ended September 30, 2000 (and does not include the net proceeds from our initial public offering), as compared with $14.9 million for the comparable period in 1999. Net cash provided by financing activities primarily consisted of the proceeds of issuances of preferred stock and promissory notes in each of these periods and included proceeds from a $300,000 equipment line of credit in 1999.

  Since our inception, our investing activities have consisted primarily of purchases of fixed assets, principally computer hardware and software. Capital expenditures totaled $4.6 million in the nine months ended September 30, 2000, as compared with $520,000 for the comparable period in 1999. We expect that capital expenditures will increase with our anticipated growth in operations, infrastructure and personnel both domestically and internationally. Cash was also used in investing activities for the nine months ended September 30, 2000 for the purchase of restricted cash.

  We currently anticipate that our current cash, cash equivalents, short-term investments and credit facility, together with the net proceeds from our initial public offering, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including costs and timing of expansion of research and development efforts and the success of such efforts, the success of our existing and new service offerings and competing technological and market developments. The factors described earlier in this paragraph will impact our future capital requirements and the adequacy of our available funds. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of our stockholders. There can be no assurance that additional financing will be available when needed on terms favorable to us, if at all.

Recent Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in our revenue recognition policy resulting from the interpretation of SAB 101 would be reported as a change in accounting principle in the quarter ending December 31, 2000. Although we have not assessed fully the impact of the adoption of SAB 101, we believe that implementation of SAB 101 will not have a material adverse impact on our existing revenue recognition policies or our reported results of operations for fiscal 2000.

  In March 2000, the Emerging Issues Task Force of the FASB reached consensus on Issue 00-2 "Accounting for Website Development Costs" ("EITF 00-2"). EITF 00-2 establishes how an entity should account for costs incurred to develop a website. It requires that an entity capitalize costs during the Web application and infrastructure and graphics development stages of development. The consensus is effective for all costs incurred beginning after June 30, 2000, although earlier adoption is encouraged. We are currently evaluating the adoption of EITF 00-2 and its potential impact on its financial condition or results of operations.

FACTORS AFFECTING OUR FUTURE OPERATING RESULTS

  You should consider carefully the risks and uncertainties described below and the other information in this report. They are not the only ones we face. Additional risks and uncertainties that we are not aware of or that we currently deem immaterial also may impair our business. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected and the trading price of our common stock could decline.

We have a history of losses and anticipate increased losses in the future.

  Since our inception, we have never been profitable. We incurred net losses of approximately $2.6 million, $9.2 million and $34.7 million for the years ended December 31, 1998 and 1999 and the nine months ended September 30, 2000. From inception through September 30, 2000, we had an accumulated deficit of $46.8 million. Our costs and operating expenses were approximately $3.0 million, $12.4 million and $45.6 million for the years ended December 31, 1998, 1999 and the nine months ended September 30, 2000. Our success will depend in large part upon our ability to generate sufficient revenue to achieve profitability and to effectively maintain existing relationships and develop new relationships with enterprise customers, content providers and e-businesses. In particular, we intend to expend significant financial resources on product development and sales and marketing. As a result, we expect to incur additional losses and continued negative cash flow from operations for the foreseeable future, and we may not achieve or maintain profitability.

Because our quarterly operating results are volatile and difficult to predict, period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely on them as indications of future performance.

  Our revenues consist primarily of fees received from licensees of our enterprise software, which accounted for 50% of our revenues in the year ended December 31, 1999 and 53% of our revenues in the nine months ended September 30, 2000. We also obtain significant revenues from professional services rendered to our enterprise customers. In 1999 and during the nine months ended September 30, 2000, advertising and placement fees from our AvantGo Mobile Internet service also generated a portion of our revenue. Because our licensing, professional services and AvantGo Mobile Internet service revenues can vary substantially from month to month and are difficult to predict, and we expect to continue to rely on these revenues, our future quarterly revenues and operating results may fluctuate substantially. As a result of these factors, we believe that quarter-to-quarter or other periodic comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. Examples of the factors that could cause our quarterly results to vary include:

 .  failure to close key enterprise agreements as contemplated;
 .  termination of important contracts, including those with American Express
   Travel-Related Services, Inc., Ford Motor Company and McKessonHBOC; and
 .  long sales cycles for our products.

  Because our staffing and operating expenses are based on anticipated revenue levels and because a high percentage of our costs are fixed, small variations in the timing of the recognition of specific revenue could cause significant variations in operating results from quarter to quarter. If we are unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, any significant revenue shortfall would likely have an immediate negative effect on our business. It is likely that in some future quarter or quarters our operating results will be below public expectations. If this occurs, we would expect to experience an immediate and significant decline in the market price of our common stock.

Our limited operating history makes an evaluation of our business and its future prospects difficult.

  We were incorporated in June 1997. We released our first software product in May 1998. Because we are in an early stage of development, our business model is not proven, particularly with respect to our AvantGo Mobile Internet service. Accordingly, our prospects are difficult to predict and may change rapidly. You should evaluate our prospects in light of the heightened risks, expenses, delays, and difficulties we expect to encounter as we enter new and rapidly evolving markets like the Internet and the wireless communications industry.

We depend on our enterprise software as a primary source of our revenues, and we do not know if businesses will adopt our enterprise products and related services.

  Our enterprise software, which consists of our AvantGo Enterprise Interactive, AvantGo Enterprise Publisher, and AvantGo Enterprise Online products, together with related technical support fees, has accounted for 50% of our revenues in the year ended December 31, 1999 and 53% of our revenues in the nine months ended September 30, 2000. We expect that a significant portion of our revenues, particularly over the next two years, will depend upon the continued and growing market acceptance of our enterprise software products. The lifecycle of our products is particularly difficult to estimate because of growing competition and the changing marketplace. Our enterprise software may not achieve acceptance among businesses and other organizations. A decline in the demand for our enterprise software or our failure to successfully develop, introduce or market new or enhanced products in a timely manner would have a negative impact on sales of our enterprise products, jeopardizing our most important source of revenues.

The market for mobile devices is new, and the failure of this market to develop as expected would harm our revenues.

  The emergence of markets for our software is critically dependent upon the rapid expansion of the market for mobile devices including personal digital assistants, handheld computers, smart phones, pagers and other mobile devices. This market has only recently emerged and is rapidly growing. This growth, however, may not continue. Any slowdown in the growth of adoption of mobile devices would likely reduce the demand for our software and services, causing our enterprise license and service revenues to fall and undermining our revenue-sharing opportunities on e-commerce transactions occurring through our AvantGo Mobile Internet service.

Increasing competition could harm our ability to maintain or increase sales of our products or reduce the prices we can charge for our products.

  We face growing competition and we expect this competition to intensify in the future. Our competitors include both start-up companies designing software and services similar to ours and established companies seeking to capitalize on the mobile Internet market.

  Our enterprise software and services compete primarily with offerings from the following types of companies:

 . server synchronization software providers, including Palm, Inc., PUMATECH, Inc. and Oracle Corporation;

 . handheld application development environment providers, including PUMATECH, Inc., Aether Systems, Inc. and Microsoft Corporation; and

 .  application service providers, including Aether Systems, Inc.

  Our AvantGo Mobile Internet service competes with the service offerings from the following types of companies:

 . value-added wireless service providers, such as Palm, Inc.'s Palm.Net and OmniSky Corporation; and

 .  wireless Internet portals, such as InfoSpace, Inc. and Oracle Corporation's
   Portal to Go.

  As the mobile device and wireless markets mature, we expect competition to intensify. This competition presents us with several risks. Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. Several of these competitors have greater name recognition and more established relationships with our target customers. Our competitors may be able to use these advantages to adopt more aggressive pricing policies and products that compete with our enterprise software and offer more attractive terms to customers. As a result, we may lose customers or may be required to limit the amount we can charge customers for these products. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties to compete more effectively with us. Further, existing and potential competitors may develop enhancements to or future generations of competitive products that will have better performance features than our products. Any of these factors, if they occur, would likely cause our sales and revenues to fall. Finally, competition in the consumer mobile Internet sector could harm our ability to generate revenues from our AvantGo Mobile Internet service, undermining our potential for future growth.

A significant portion of our enterprise revenues comes from a small number of customers, and any decrease in revenues from these customers could harm our operating results.

  We currently derive a significant portion of our enterprise software revenues from a small number of major customers. For example, American Express Travel-Related Services, Ford Motor Company and McKessonHBOC, our three largest customers, represented 8%, 7% and 32% of our total revenues for the nine months ended September 30, 2000. Additionally, the Liggett Group accounted for approximately 15% of our total revenues for the year ended December 31, 1999. We expect that American Express Travel-Related Services, Ford Motor Company and McKessonHBOC will each continue to represent a significant portion of our revenues over the next year. Any disruption or termination of our commercial relationships with American Express Travel-Related Services, Ford Motor Company or McKessonHBOC would harm our revenues.

Our future success will depend on our ability to anticipate and keep pace with technological change, and if we experience delays in developing and introducing software compatible with new products and technologies, our business would suffer.

  The market for mobile Internet software is becoming highly competitive and is characterized by evolving industry standards, rapid technological change and frequent product introductions. To remain competitive, we must continuously develop new products and services and adapt our software to function on new devices and operating systems designed and marketed by other companies. The development of software and services like ours can be difficult, time-consuming and costly, and we could lose market share if we encounter delays in the development and introduction of our future software products. Additionally, our business could be seriously harmed if:

 . competitors develop new technologies and products which provide comparable functionality at reduced prices to our customers and potential customers;

 . we fail to anticipate technological trends or evolving industry standards or to adapt our software and services to these new trends and standards;

 . other companies develop products that render our software obsolete or less desirable to consumers; or

 . technical, legal, financial or other obstacles prevent us from improving our software and services to adapt to changing market conditions.

The emergence of a dominant platform for mobile devices could reduce our customer base and revenues.

  The marketplace for mobile devices is currently characterized by a number of competing operating systems and standards for handheld devices and cellular telephones. Currently, our customers and potential customers often use a variety of mobile devices with multiple connectivity options. One of the primary benefits of our products is their ability to operate across a wide variety of platforms. If a dominant platform for mobile devices emerges, the demand for interoperable software may decline and the need for our software may diminish.

We depend on our ability to market successfully the functionality of our software.

  Even if the market for mobile devices continues to expand, our success will depend, among other things, on whether businesses and consumers adopt our products and services for obtaining Web-based information and applications on the Internet and intranets. We have expended considerable resources on sales and marketing of our products and services. During the year ended December 31, 1999 and the nine months ended September 30, 2000, our sales and marketing expenses were approximately $4.3 million and $19.2 million. We expect that these expenses will continue to increase as we grow. If our sales and marketing efforts are inadequate and we are unable to build our visibility and brand name, our enterprise revenues will fall and consumer use of our AvantGo Mobile Internet service will fail to develop, jeopardizing our ability to generate transaction-based commissions from that service.

If we fail to maintain our existing relationships or enter into new key relationships with leading hardware and software manufacturers, our brand awareness and the use of our products and services would suffer.

  The success of our product and service offerings depends, in large part, on our ability to develop and maintain relationships with leading hardware and software manufacturers, such as Palm, Inc. and Microsoft Corporation, that bundle our software with their product offerings. We depend on these relationships to:

 .  distribute our products to purchasers of mobile devices;

 .  increase usage of our AvantGo Mobile Internet service;

 .  build brand awareness through product marketing; and

 .  cooperatively market our products and services.

  All of our agreements with these companies are non-exclusive and have broad rights of termination. In addition, these agreements do not require these companies to bundle our software with all of their product offerings. For example, our software is bundled with the Palm, Inc. devices in the Palm IIITM and Palm VTM families, but is not bundled with the Palm, Inc. devices in the Palm VIITM family, and Palm, Inc. may choose not to bundle our software with future product offerings.

  Some of these manufacturers, including Palm, Inc. and Microsoft Corporation, have services that compete with our AvantGo Mobile Internet service. Any of these manufacturers may choose either to promote its competing service or promote the services of one or more of our other competitors, which could limit the growth of our AvantGo Mobile Internet service. If we fail to maintain these relationships or fail to enter into relationships with other leading hardware or software manufacturers, the distribution of our software to consumers and our AvantGo Mobile Internet service would suffer.

Our success depends on strong performance by equipment manufacturers and software companies with whom we have key relationships.

  Because we depend on equipment manufacturers like Palm, Inc. and software companies like Microsoft Corporation to help distribute our software and promote our AvantGo Mobile Internet service, the growth of our AvantGo Mobile Internet service is dependent in part upon their success. If the products that these companies sell, or the operating systems upon which these products are based, were to lose popularity, or if any of these equipment manufacturers or software companies cease to distribute our software in significant volumes, our business would suffer.

We may not be able to maintain and expand our agreements with content providers and e-businesses which may limit or reduce the use of our AvantGo Mobile Internet service.

  A significant portion of the traffic to our AvantGo Mobile Internet service comes from the existing users of our content providers and e-businesses that deliver content to our website. To expand our AvantGo Mobile Internet service, we must maintain quality relationships with these content providers and e-businesses and enter into new relationships that provide our users access to compelling content and services. Our objective is to promote Web-based transactions effected through the use of mobile devices and to obtain a share of the revenues generated by those transactions. If we fail to add additional valuable content and services, Internet users may be less likely to actively use our service and to engage in commercial transactions using our service, which, in turn, would harm our business.

  All of our agreements with content providers and e-businesses survive for a short period of time and are non-exclusive. These companies may choose not to renew their agreements with us or may terminate their agreements at any time. If any of these agreements terminate, we will experience a decline in the number of websites that are optimized for use with mobile devices, and our competitive position could suffer. Further, while we intend to pursue additional relationships with content providers and e-businesses, we may not experience sustained increases in user traffic from these affiliations.

Our future results could be harmed by risks associated with our expansion into Europe and other international markets.

  We are selling our products in the United States and abroad. We manage our European sales and marketing operations through our U.K. subsidiary, AvantGo Europe, Ltd. Although revenues from international sales represented less than 10% of our revenues in the nine months ended September 30, 2000, we anticipate that revenue from international operations will represent an increasing portion of our total revenue. Our business will therefore be increasingly subject to the risks associated with doing business internationally. We expect that the costs of developing overseas revenues will exceed those revenues. Accordingly, our future results could be harmed by a variety of factors, including:

 .  changes in foreign currency exchange rates;

 .  the adoption of incompatible platforms or standards;

 .  trade protection measures and import or export licensing requirements; and

 .  potentially negative consequences from changes in tax laws.

Our acquisition of Globalware, or other acquisitions we consummate in the future, may disrupt our business and cause our existing stockholders to suffer dilution.

  On May 26, 2000 we completed the acquisition of Globalware, which will require integrating our business with Globalware's, including integrating product lines, technologies and distinct corporate cultures. We may not be able to successfully assimilate the personnel, operations and customers of Globalware into our business. Additionally, we may fail to maintain the customers we have and those of Globalware after the acquisition. We also may fail to achieve the anticipated synergies from the acquisition of Globalware, including product development and other operational synergies. We may not be able to retain various individuals who provide services to Globalware that we intend to hire in connection with this acquisition. Our failure to successfully manage the Globalware acquisition could harm our operating results.

  As part of our business strategy, we may acquire or make additional investments in businesses, products and technologies that complement ours. We may experience difficulties integrating Globalware's operations, or those of other companies we might acquire, into ours. As a result, we may divert management attention to the integration that would otherwise be available for the ongoing development of our core business. Acquisitions have inherent risks, including:

 .  risks related to the strategic utility of technology acquired;

 .  difficulties assimilating acquired operations, technologies or products;

 .  unanticipated costs; and

 .  adverse effects on relationships with customers, suppliers and employees.

  We may not be successful in integrating Globalware or any other businesses, products, technologies or personnel we acquire, and our failure to do so would harm our business. Similarly, we cannot guarantee that we may not have to write off any of our investments or that our investments will yield a significant return, if any. In addition, to finance acquisitions, we may issue equity securities, which may dilute your investment, or incur significant indebtedness, which could harm our business.

If we fail to manage our planned future expansion effectively, we may not be able to meet the needs of our customers or attract new customers.

  We expect to continue to expand our operations for the foreseeable future. For example, we have grown from 47 employees on May 31, 1999 to 321 employees as of September 30, 2000. We expect to hire additional new employees to support our professional services, product development, marketing and administrative groups. Because of the technical nature of our products, we anticipate that it will take several months to train new personnel. We have limited experience in training large numbers of new staff.

  We must also develop our operating, administrative, financial and accounting systems and controls, locate additional office space and maintain close coordination among our product development, accounting, finance, marketing, and customer support operations. Failure to accomplish any of these objectives would impede our ability to deliver products in a timely fashion, fulfill existing customer commitments and attract and retain new customers, which would harm our business.

Competition for personnel could harm our ability to develop or market new products or provide professional services necessary to sustain our growth.

  We may be unable to retain our key employees or to attract, assimilate or retain other highly qualified employees in the future. We are based in Northern California, where competition for employees with technical expertise is intense, and we have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. In particular, the mobile computer industry is a complex industry that requires a unique knowledge base, and the loss of technical knowledge and industry expertise among our key personnel, or our failure to obtain necessary additional expertise, could result in delays in software development, loss of sales and a diversion of management resources which could harm our business.

Our success depends on retaining key personnel.

  Our future success depends to a significant extent on the continued services of our senior management and other key personnel. The loss of the services of any person on our management team or any other key employees would harm our business. We have no employment agreements that prevent any of our key personnel from terminating their employment at any time. We do not maintain key person life insurance on any of our officers.

Our software may contain defects or errors which would delay shipments of our products, harm our reputation and increase our costs.

  Our software is complex as it must operate across a broad variety of operating systems, devices and connectivity options and meet the stringent requirements of our customers. We must develop our products and services quickly to keep pace with the rapidly changing software and telecommunications markets. Despite testing by our customers and us, software as complex as ours is likely to contain undetected errors or defects, especially when first introduced or when new versions are released. Our software may not be free from errors or defects after delivery to customers has begun, which could result in the rejection of our software or services, damage to our reputation, lost revenue, diverted development resources and increased service and support costs, any of which could harm our business.

  Recently, there have been reports of computer viruses impacting handheld device operating systems. Viruses and publicity about them may adversely impact sales of our products and usage of our AvantGo Mobile Internet service. In particular, if anti-virus protection which users deem to be adequate is not developed to combat these viruses, this could have a material adverse effect on our business, both in our enterprise license business as well as our AvantGo Mobile Internet service.

We do not maintain redundant facilities for our servers, and system failures or accidental or intentional security breaches could disrupt our operations, cause us to incur significant expenses, expose us to liability and harm our reputation.

  Our operations depend upon our ability to maintain and protect our computer systems, which are located at our corporate headquarters in San Mateo, California and at facilities owned and operated by Level 3 Communications in Sunnyvale, California. We also use InterNAP and Level 3 Communications as our Internet service providers. We currently do not have redundant facilities for our servers. Our systems therefore are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against break-in, unauthorized access, vandalism, fires, floods, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case, and will not likely compensate us for all the damages caused by these or similar events.

  We may be unable to prevent computer programmers or hackers from penetrating our network security from time to time. A breach of our security could seriously damage our reputation, which would harm our business. In addition, because a hacker who penetrates our network security could misappropriate proprietary information or cause interruptions in our services, we might be required to expend significant resources to protect against, or to alleviate, problems caused by hackers. We might also face liability to persons harmed by misappropriation of secure information if it is determined that we did not exercise sufficient care to protect our systems.

Increasing government regulation could cause demand for our products and services to grow more slowly or to decline.

  We are subject not only to regulations applicable to businesses generally, but also to laws and regulations directly applicable to the Internet. Demand for our software in certain countries, and our ability to meet this demand, is subject to export controls on hardware and on the encryption software incorporated into our products. In addition, state, federal and foreign governments may adopt laws and regulations governing any of the following issues:

 .  user privacy;

 .  taxation of electronic commerce;

 .  the online distribution of specific material or content; and

 .  the characteristics and quality of online products and services.

  One or more states or the federal government could enact regulations aimed at companies like us, which provide software that facilitates e-commerce and the distribution of content over the Internet. The likelihood of the enactment of regulation in these areas will increase as the Internet becomes more pervasive and extends to more people's daily lives. Any legislation, regulation or taxation of or concerning electronic commerce could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If a reduction in growth occurs as a result of these events, demand for our client software and AvantGo Mobile Internet service could decline significantly.

We may be subject to liability for transmitting information, and our insurance coverage may be inadequate to protect us from this liability.

  We could be exposed to liability with respect to third-party information that our users access with our software. Claimants might assert, among other things, that, by directly or indirectly providing links to websites operated by third parties, we should be liable for copyright or trademark infringement or other wrongful actions by third parties through these websites. They could also assert that our third-party information contains errors or omissions, and consumers could seek damages for losses incurred if they rely upon that information. Even if these claims do not result in liability to us, they would likely divert management's attention and resources and we could incur significant costs in investigating and defending against these claims. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed.

We rely on intellectual property rights, and we may not be able to obtain patent or other protection for our technology, products or services.

  We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary technology, products and services. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and name recognition are essential to establishing and maintaining a technology leadership position.

  We seek to protect our proprietary software and written materials under trade secret, patent and copyright laws, which afford only limited protection. Our patent applications may not be approved or issued or, if issued, may not provide the scope of claims we seek. Furthermore, others may develop technologies that are similar or superior to our technology or design around any patents which may issue.

  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our software or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not ensure that our means of protecting our proprietary rights in the United States or abroad will be adequate. We have entered into source code escrow agreements with a limited number of our customers and business affiliates requiring release of our source code in circumstances such as our bankruptcy. These agreements generally provide that each party to the agreement will have a limited, non-exclusive right to use our code in the event that there is a bankruptcy proceeding by or against us, if we cease to do business or if we fail to meet our contractual obligations. This may increase the likelihood of misappropriation by third parties.

We may be sued by third parties for infringement of their proprietary rights, and litigation or threatened litigation could require us to incur significant litigation or licensing expenses, prevent us from selling our software or require us to make expensive modifications to our software to avoid infringement.

  The wireless communications, handheld computers and software industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As the number of participants in our market increases, the likelihood of an intellectual property claim against us could increase. We expect that we may increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claim made against us, regardless of merit, could be time- consuming to defend, result in costly litigation, divert management's attention and resources or cause product release delays. In addition, this kind of claim, if successful, could require us to discontinue the use of infringing software code or processes, to cease the use and sale of infringing products, to incur significant litigation costs and expenses and to develop non-infringing technology or to obtain licenses to the alleged infringing technology under which we might be required to pay expensive royalties. We may be unable to develop alternative technologies or to obtain a license to use software formerly used by us or, if a license were obtainable, the terms might not be commercially acceptable to us. In the event of a successful claim of product infringement against us and our failure or inability to obtain a license or develop or acquire non-infringing technology, our business would suffer.

We incorporate software licensed from third parties into our products, and if we lose these licenses, our sales could be disrupted.

  We currently license software from third parties to provide security and to enable AvantGo users to access electronic mail, contacts and other personal information. If we were found to be in breach of any of our license agreements, or, in any event, upon termination, we would have to discontinue the use of the licensed software, cease the use and sale of products containing this software, and incur expenses to develop or obtain licenses to other technology. We may be unable to develop alternative technologies or to obtain a license to use the software formerly licensed to us on commercially reasonable terms.

Our stock price may continue to be volatile and an active trading market for our common stock may never develop or be sustained.

  The stock markets, particularly the Nasdaq National Market on which our common stock is listed, have experienced significant price and volume fluctuations, and the market prices of companies focused on the Internet and wireless communications have been highly volatile. Furthermore, the market price of our common stock could decline, and investors may not be able to resell their shares at or above the purchase price. The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors including:

 .  actual or anticipated variations in our quarterly operating results;

 .  announcements of new product or service offerings by us or our competitors;

 .  changes in the handheld and wireless device industries;

 .  technological innovations;

 .  competitive developments;

 .  departure of key personnel;

 .  changes in financial estimates by securities analysts; and

 .  changes in interest rates and other general economic conditions.

  In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. If brought against us, securities litigation could result in substantial costs and a diversion of our management's attention and resources.

Future sales of our common stock may cause our stock price to decline.

  Sales of significant amounts of our common stock in the public market or the perception that sales of significant amounts of common stock will occur could adversely affect the market price of our common stock or our future ability to raise capital through an offering of our equity securities. We currently have approximately 34.5 million shares of common stock outstanding, of which 6,325,000 are freely tradable, except for any shares purchased by our "affiliates" as defined in Rule 144 of the Securities Act of 1933. Our remaining shares outstanding will be restricted securities and will become eligible for sale subject to the limitations of Rule 144. Sales of a large number of restricted shares, or shares held by affiliates, could have an adverse effect on the market price for our common stock. Substantially all of the holders of these restricted securities, including our officers and directors, have entered into lock-up agreements providing that, subject to limited exceptions, they will not sell, directly or indirectly, any common stock until March 26, 2001. The managing underwriter for our initial public offering may release these shares at any time without notice. Subject to the provisions of Rules 144, 144(k) and 701, approximately 34.5 million shares of common stock will be available for sale in the public market, subject to compliance with volume restrictions in the case of shares held by affiliates, upon March 26, 2001.

We are uncertain of our ability to obtain additional financing for our future capital needs.

  We may need to raise additional funds in order to fund more rapid expansion, to expand our marketing activities, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary services, businesses or technologies. Additional financing may not be available on terms favorable to us, or at all. Our inability to obtain financing on appropriate terms would harm our ability to achieve these objectives and would substantially reduce our revenues.

Provisions in our charter documents and Delaware law could prevent or delay a change in control, which could reduce the market price of our common stock.

  Provisions of our certificate of incorporation and bylaws, and of Delaware law, could limit the price that investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change of control or changes in our management. These provisions:

 . allow the board of directors to issue preferred stock without any vote or further action by the stockholders;

 . eliminate the right of stockholders to act by written consent without a meeting;

 .  eliminate cumulative voting in the election of directors; and

 . divide our board of directors into three classes, with each class serving a staggered three-year term.

Provisions of Delaware law may discourage, delay or prevent someone from acquiring or merging with us. These provisions prevent us from engaging, under limited circumstances, in a merger or sale of more than 10% of our assets, with a stockholder who owns 15% or more of our outstanding voting stock, as well as affiliates and associates of the stockholder, for three years following the date that the stockholder became an owner of 15% or more of our outstanding voting stock unless:

 . the transaction is approved by the board before the date the interested stockholder attained that status;

 . upon the closing of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced; or

 . on or after the date the business combination is approved by the board and authorized at an annual or special meeting of stockholders by at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

You should not unduly rely on forward-looking statements because they are inherently uncertain.

  You should not rely on forward-looking statements in this document. This document contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future" and "intends," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this document. The forward-looking statements contained in this document are subject to the provisions of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described above and elsewhere in this document

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are exposed to the impact of interest rate changes and change in the market values of our investments.

  Interest Rate Risk. We are exposed to the impact of short-term changes in interest rates. Our exposure primarily relates to our investment portfolio. We invest our excess cash in high quality corporate and municipal debt instruments. Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As a result, changes in interest rates may cause us to suffer losses in principal if we are forced to sell securities that have declined in market value or may cause our future investment income to fall short of expectations. Our investment portfolio is designated as available-for-sale, and accordingly is presented at fair value in the condensed consolidated balance sheet.

  We protect and preserve our invested funds with investment policies and procedures that limit default, market and reinvestment risk. We have not utilized derivative financial instruments in our investment portfolio.

  As of September 30, 2000, we had cash and cash equivalents of $13.6 million, consisting of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase. Additionally we had marketable securities, classified as available for sale, with maturities greater than three months totaling $3.6 million. These investments may be subject to interest rate risk and will decrease in value if market rates increase. A hypothetical increase in market interest rates of 10% from the market rates in effect at September 30, 2000 would cause the fair value of these investments to decrease by an immaterial amount. Declines in interest rates over time will result in lower interest income.

  Foreign Currency Exchange Risk. We develop products in the United States for sale in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. We have one foreign subsidiary whose expenses are incurred in its local currency. As exchange rates vary, its expenses, when translated, may vary from expectations and adversely impact overall expected profitability. Our operating results have not been significantly affected by exchange rate fluctuations in 2000. If, during the remainder of 2000 and in 2001, the US dollar uniformly decreases in strength by 10% relative to the currency of our foreign sales subsidiary, our operating results for the remainder of 2000 and for 2001 would likely not be significantly affected.

  Recent Accounting Pronouncements In June 1998, the Financial Accounting Standards Board, (or "FASB"), issued Statement of Financial Accounting Standards, or SFAS, No. 133, entitled Accounting for Derivative Instruments and Hedging Activities, SFAS No. 133. We are required to adopt SFAS No. 133, as amended, for the year ending December 31, 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, the adoption of SFAS No. 133 is not expected to have a material impact on our financial position or results of operations.

  In December 1999, the Securities and Exchange Commission, (or "SEC"), released Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The SEC delayed the implementation of SAB 101. We have not determined the impact that SAB No. 101 will have on our financial statements and believe that such determination will not be meaningful until closer to the date of initial adoption.

  In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of the Accounting Principals Board, or APB, Opinion No. 25. This Interpretation clarifies the application of APB Opinion 25 including:

 .  the definition of employee for purposes of applying APB Opinion 25;

 . the criteria for determining whether a plan qualifies as a noncompensatory plan;

 . the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and

 . the accounting for an exchange of stock compensation awards in a business combination.

In general, this Interpretation is effective July 1, 2000. We do not expect the adoption of Interpretation No. 44 to have a material effect on our financial position or results of operations.

PART II -- OTHER INFORMATION

Item 2.  Change in Securities and Use of Proceeds

(c)  Recent Sales of Unregistered Securities

  During the period covered by this report on Form 10-Q, we issued and sold unregistered securities as follows:

 . On September 29, 2000, we issued 71,562 shares of our common stock, valued at $12.00 per share, pursuant to an exercise of a warrant. The sale and issuance of these shares was exempt from registration under the Securities Act pursuant
Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering.

 . From July 1, 2000 through September 30, 2000, we granted options to purchase approximately 3.0 million shares of common stock at a weighted average exercise price of approximately $8.97 per share to employees, consultants and directors under our 1997 Stock Option Plan and 2000 Stock Incentive Plan and issued an aggregate of approximately 335,000 shares of our common stock at a weighted average exercise price of approximately $4.47 per share to employees, consultants and directors as a result of exercises of options granted under the 1997 Stock Option Plan and 2000 Stock Incentive Plan. The sale and issuance of these shares was exempt from registration under the Securities Act pursuant to Rule 701 promulgated thereunder on the basis that these options were offered and sold either pursuant to a written compensatory benefit plan or pursuant to written contracts relating to consideration, as provided by Rule 701, or pursuant to Section 4(2) of the Securities Act on the basis that the transactions did not involve a public offering.

(d)  Use of Proceeds

  On September 26, 2000, the SEC declared effective our Registration Statement on Form S-1 (Registration No. 333-36666) as filed with the SEC in connection with our initial public offering. The offering consisted of 6,325,000 shares of AvantGo common stock, including 825,000 shares of common stock offered pursuant to the exercise of the underwriters' over-allotment option. The aggregate price of the shares offered and sold by AvantGo was approximately $75.9 million. Proceeds to AvantGo, after accounting for $5.3 million in underwriting discounts and commissions and approximately $2.0 million in other expenses were $68.6 million.

     We are using the net proceeds raised in the initial public offering for additional working capital and general corporate purposes, including sales and marketing activities, general and administrative activities and product development. In addition, we may use a portion of the net proceeds of this offering to acquire complementary technologies or businesses and enter into key relationships. We have no current plans, agreements or commitments with respect to any particular acquisitions or additional key relationships. Pending these uses, we intend to invest these proceeds in short-term, investment-grade, interest-bearing instruments, repurchase agreements or high-grade corporate notes. Our management has broad discretion over the use of these proceeds and it is possible that we may allocate these proceeds differently than investors in this offering would have preferred.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.1 Financial Data Schedule.

(b)  Reports on Form 8-K.

     We filed no reports on Form 8-K during the quarter covered by this Form 10-
Q.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AVANTGO, INC.


Date:  November 14, 2000      By: /s/ David B. Cooper, Jr.
                                 -------------------------
                              David B. Cooper, Jr.
                              Chief Financial Officer
                              (Principal financial and chief accounting officer)

INDEX TO EXHIBITS

   Exhibit No.         Description
   -----------         ------------

   27.1                Financial Data Schedule.