Form 10-K
period 2000-12-31
AVANTGO INC
filed 2001-04-02
CIK 1110700

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-K

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2000

                                       OR

        [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ________

                        Commission File Number 000-31561

                                  AvantGo, Inc.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                       94-3275789
 (State or Other Jurisdiction                          (I.R.S. Employer
of Incorporation or Organization)                     Identification No.)

                    1700 South Amphlett Boulevard, Suite 300
                           San Mateo, California 94402
          (Address of Principal Executive Offices, including Zip Code)

                                 (650) 638-3399
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001.


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 20, 2001, there were 34,471,683 shares of the registrant's Common Stock, $0.0001 par value, outstanding. The aggregate market value of the registrant's voting stock held by nonaffiliates as of March 20, 2001 was approximately $100 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2001 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                  AVANTGO, INC.

                                    FORM 10-K

                                    CONTENTS

ITEM 1.      BUSINESS.............................................................................................1

ITEM 2.      PROPERTIES..........................................................................................11

ITEM 3.      LEGAL PROCEEDINGS...................................................................................11

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS...............................................11

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............................11

ITEM 6.      SELECTED FINANCIAL DATA.............................................................................12

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............13

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................28

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................................29

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................29

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................................29

ITEM 11.     EXECUTIVE COMPENSATION..............................................................................29

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................29

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................29

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....................................29

     This document contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve risks and uncertainties, including, but not limited to, those identified in the section of this Form 10-K entitled "Factors Affecting Our Future Operating Results," which may cause actual results to differ materially from those discussed in such forward-looking statements. When used in this document, the words "believes," "expects," "anticipates," "intends," "plans," "future," "may," "will," "should," "estimates," "potential," or "continue" and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission ("SEC") on September 26, 2000. We undertake no obligation to release publicly the results of any revision to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the SEC. Readers are urged to review and consider carefully the various disclosures made by us in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risk factors that may affect our business.

     For a detailed discussion of these risks and uncertainties, see the "Company - Specific Risks and Trends" section of this Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

     AvantGo, AvantGo Enterprise, the AvantGo logo, Pylon and Pylon Pro are trademarks of the registrant.

     As used in this report on Form 10-K, unless the context otherwise requires, the terms "we," "us" or "the Company" and "AvantGo" refer to AvantGo, Inc., a Delaware corporation and, unless the context otherwise requires, its wholly-owned subsidiaries.

                                     PART I

ITEM 1.       BUSINESS

Overview

     We provide software and services that enable and enhance the use of Internet-based content and corporate intranets to mobile devices, including personal digital assistants and Internet-enabled phones. We license our AvantGo M-Business Server products to help companies provide their employees, customers, suppliers and business affiliates with easy access to business information. Our AvantGo Mobile Internet service allows individuals to access Internet-based content and applications and gives content providers and other businesses a new medium for reaching and interacting with new and existing customers, increasing customer acquisition and retention. In addition, the AvantGo Mobile Internet service gives businesses the option of leveraging our base of over two million registered users, giving these companies a fast and efficient means to build a mobile audience.

Industry Background

     The Internet and internal data networks, or intranets, have emerged as global communications channels that enable millions of people to conduct business and share information electronically. International Data Corporation, or IDC, estimates that there were approximately 400 million Internet users worldwide at the end of 2000 and that the number of users will grow to about 900 million by the end of 2004.

     The dramatic growth in the number of business and consumer Internet users has led to a proliferation of Web-based applications. We believe that businesses increasingly depend upon data networks, not only for internal communication, but also to conduct transactions and exchange information among other companies' Web sites, remote locations, telecommuting employees, business affiliates, suppliers and customers. To reduce costs, increase productivity, widen accessibility and build closer relationships with customers, many businesses increasingly use the Internet and internal data networks as a platform for traditional enterprise applications such as customer relationship management, direct marketing, inventory control, human resources management, enterprise resource planning and manufacturing. Similarly, consumers increasingly use the Internet as a personal resource for communicating, publishing information and purchasing products and services. Until recently, most businesses and consumers were confined to accessing these applications from personal computers.

     At the same time, worldwide use of mobile communications is growing rapidly as mobile devices become more broadly available and adopted, and as cellular and other mobile communications services become more widely accessible and affordable. In addition to the growth of mobile communications services, innovations in mobile device design and the creation of wireless standards have brought forth the development of personal digital assistants, Internet-enabled phones and two-way pagers. IDC estimates that the worldwide shipments of smart handheld devices--which IDC defines as handheld companions or personal digital assistants, cellular phones that are capable of processing data or smart phones, and other devices such as those used in the delivery and tracking of packages or vertical application devices--will grow from approximately 13 million units in 2000 to approximately 63.4 million in 2004.

     Many individuals, accustomed to accessing information from the Internet and corporate intranets via a desktop personal computer, are now able to access this information while away from the office. IDC forecasts that the remote and mobile workforce in the United States will grow to 55.4 million, or approximately 43% of the total U.S. workforce population, by the end of 2004. Many businesses are extending applications, content and services to their mobile constituents through handheld devices to disseminate information to employees and to create closer relationships with their customers, suppliers and business affiliates. Similarly, many content providers and other businesses are seeking to enhance their customer relationships and build new distribution and revenue opportunities by extending Web-based content and commerce to mobile devices.

     Many businesses have invested heavily in their information technology infrastructure. In order to build and operate a system capable of supporting mobile devices, these businesses now face the challenge of integrating their existing systems with the hundreds of thousands of combinations of mobile devices, applications and connections to the Internet:

     o Proliferation of mobile devices. The demand for mobile devices has spawned the growth in the number of available mobile device designs and features. Manufacturers of mobile devices have based their designs on a number of different mobile operating systems, including the Palm operating system, or Palm OS, which is licensed by Palm, Inc., the Windows CE/Windows Pocket PC-powered operating system which is licensed by Microsoft Corporation, the EPOC operating system which is licensed by Symbian, Inc., the RIM operating system which is licensed by Research In Motion, Inc., and mobile phone operating systems. These devices differ significantly in their available processing power, memory, screen size and battery life. Typically, product developers must write and maintain separate versions of applications for each device design and operating system.

     o Multitude of applications. Companies and individuals access a variety of Web-based and enterprise applications and content. Accessing these applications and content from mobile devices presents complex challenges. For example, these applications, most of which were originally designed for desktop use, must conform to the smaller screen sizes and differing data input capabilities of the mobile devices.

     o Variety of connections to the Internet. Mobile devices can access the Internet and internal data networks through many connectivity alternatives, including wireless and dial-up modems similar to those used with telephones, infrared transmissions, which at close range allow for data transmission, desktop synchronization cradles, or devices that allow for the rapid synchronization of information between personal digital assistants and a desktop computer and shared access terminals, or kiosks that wirelessly transmit data signals to devices within a radius of approximately 15 feet. The many different types of communications networks create additional complex challenges when extending applications and content to mobile devices. These challenges are amplified by incompatible networks across wide geographic regions and inconsistent network service or wireless signals across coverage areas.

     Businesses extending applications to a mobile environment require a mobile solution that supports all of the potential combinations of mobile devices, applications and connectivity options they may encounter.

The AvantGo Solution

     We provide mobile infrastructure software and services that enable and enhance the use of Internet-based content and corporate applications on handheld devices and Internet-enabled phones. Our AvantGo M-Business Server products are designed to accelerate the exchange of information between companies and their mobile employees, customers, business affiliates and suppliers. Our AvantGo Mobile Internet service enables businesses to extend their reach, frequency and quality of customer interactions via personal digital assistants and Internet-enabled phones. Our AvantGo Mobile Internet service allows consumers to access and interact with over 1000 sources of Internet-based content and corporate applications optimized for delivery to handheld devices and Internet-enabled phones.

     Our AvantGo M-Business Server products and our AvantGo Mobile Internet service provide several key common benefits to enterprises, content providers and companies that conduct business transactions on the Internet, or e-businesses, including the ability to:

     o Deliver sophisticated applications. Our software incorporates advanced configuration, processing, storage and transmission technology designed to overcome mobile device limitations including limited memory and slow processor performance, as well as external limitations, including limited network communications availability. Using our software, mobile devices can store and display complex, table-formatted content and graphics, collect data using innovative methods such as bar-code scanners built directly into mobile devices and capturing hand-written information, including customer signatures, using touch-sensitive displays.

     o Increase access to information. Our software is designed to keep information up-to-date and readily accessible, even when a network or wireless connection is unavailable. Our software allows users to easily update, add and remove applications and services. Additionally, systems administrators can use our software to allow for the remote delivery of business information to individuals within an enterprise or to the public.

     o Develop and deploy mobile applications that conform to existing technology standards. Our software is designed to enable mobile devices to support applications that rely on existing Internet technology standards, such as hypertext mark-up language, or HTML, extensible mark-up language, or XML, secure sockets layer, or SSL, and JavaScript. As a result, software developers can build and deploy applications on mobile devices using the same development tools and publishing systems that they use for ordinary Web browsers and personal computers.

     Our software and services deliver distinct benefits that enable businesses to build and deepen relationships with their workforces, customers, partners and business affiliates.

Benefits to enterprises :

     o Increased productivity. Our AvantGo M-Business Server software is designed to increase the rate of exchange of information within organizations and among employees, customers, suppliers and business affiliates. Our software and services also streamline business processes such as billing, procurement, inventory control and customer relationship management by replacing traditional paper-based processes with those using mobile devices. For example, by providing delivery personnel with handheld devices running our AvantGo M-Business Server software, enterprises can keep tighter control over the invoicing process by enabling drivers to electronically input delivery information such as customer signatures. In addition, managers of manufacturing companies can make faster and more informed decisions when provided with up-to-date operations data accessible at any time using personal digital assistants or Internet-enabled phones. Our software allows access to information from a mobile device in situations where network connections or wireless signals are slow or unavailable.

     o Open platform. Our software and services, which run on operating systems and hardware platforms that are compatible with HTML, XML, SSL and JavaScript, give companies flexibility in selecting from among a wide range of options. Our software and services integrate efficiently with existing systems, which enables our customers to quickly deploy a mobile infrastructure using applications and other technology they already own.

     o Centralized administration. Our enterprise software and services enable businesses to centrally manage their mobile workforces using a Web browser. For example, our software enables businesses to update applications and distribute them from a single location to dispersed mobile devices. Our software also simplifies information management and maintenance by allowing organizations to create user accounts, define user groups and control access.

Benefits to Media companies and other businesses:

     o Potential for cost savings and faster time to market. Instead of devoting significant resources to build a mobile network that may not operate over a variety of connectivity combinations, Internet content providers and other businesses can use our software and services to quickly deploy a mobile infrastructure. By using our products and services, we believe that our content and other business customers, which we refer to as Media and M-Business customers, can quickly meet the mobile computing needs of their customers while remaining focused on their core businesses.

     o Acquire New Customers. We have built a network of over 1,000 sources of content and applications, and as of March 20, 2001 we had over two million registered AvantGo Mobile Internet users. Our Media and M-Business customers can leverage our large mobile Internet user base to quickly and efficiently grow their own mobile user base.

        In turn, a wider selection of our Media and M-Business customers attract more users to our service. As a result, existing Media and M-Business customers have the opportunity to instantly extend their brand and service offerings to a wide consumer audience.

     o Create new customer touch points. Using our services, our Media and M-Business customers have the opportunity to develop rich, relevant and personalized customer interactions through mobile advertising, direct marketing and customer relationship management opportunities.

     o Revenue opportunities. We believe our AvantGo Mobile Internet user base increases the range of potential revenue opportunities for our Media and M-Business customers through means such as advertising, subscriptions and product and service sales.

Strategy

     Our objective is to be the leading provider of mobile infrastructure software and services that enable and enhance the use of Internet-based content and corporate applications on handheld devices and Internet-enabled phones. Key elements of our strategy include the following:

     Increase compatibility through the use of open standards. We intend to make it possible for Web-based applications to run on a wide variety of mobile devices, whether wireless or requiring desktop synchronization. We believe that our focus on open standards including HTML, XML, SSL and JavaScript, will encourage application developers to create products and services that rely on our software for a wide range of mobile devices. Additionally, through our open architecture, we seek to attract content providers and e-businesses to deliver personalized information, services and applications to any mobile device.

     Focus on the needs of enterprise customers. We license our enterprise software to businesses in industries that both invest heavily in technology and have large numbers of mobile customers or employees. Drawing on our experience developing enterprise software, we intend to expand our enterprise customer base by supporting additional mobile devices and introducing new applications, content and services to better meet the needs of these companies. We also will continue to invest in our professional services organization to serve enterprise customers with consulting, outsourcing and support needs.

     Expand applications, content and features to increase user base. We intend to expand our user base and enhance our users' experience by continuing to improve the functionality of our enterprise software and services for our enterprise customers and the range of optimized content for our AvantGo Mobile Internet users. Toward this end, we will continue to build relationships with third-party software developers to use our infrastructure to deliver new applications with mobile capabilities. An increase in available applications, content and features will enable us to extend the benefits of our products and services across a greater number of organizations in a wide range of industries, thereby attracting new users and increasing associated revenue opportunities.

     Expand distribution of our products through strategic relationships. We intend to continue to actively pursue additional distribution and bundling agreements with device hardware manufacturers and software developers, mobile device operating system vendors and wireless carriers. We believe that maintaining and developing these relationships will encourage widespread market penetration of our software and increase our brand awareness and user base.

     Establish cooperative relationships to increase revenue opportunities. We seek to create revenue opportunities for content providers and e-businesses through advertising, subscription services and m-commerce, wireless carriers through increased airtime and hardware and software manufacturers through increased product sales. Through these industry relationships, we seek to increase our user base and the market adoption of our products and services. Additionally, our relationships with content providers and e-businesses have the potential to increase our own revenue opportunities through revenue-sharing arrangements, advertising, subscription, and placement fees, service access fees and professional services. We intend to continue to work with content providers and e-businesses to increase usage of our AvantGo Mobile Internet service and to promote commerce opportunities.

Products and Services

     Our infrastructure software and services, which are based on common technology, provide the foundation for our AvantGo M-Business Server products and AvantGo Mobile Internet service. We also offer professional services to help customers deploy and maintain our software and services. Revenues from our AvantGo M-Business products, our professional services and our AvantGo Mobile Internet service Server accounted for approximately 50%, 40% and 10% of our total revenues for the year ended December 31, 1999, and approximately 56%, 20% and 24% for the year ended December 31, 2000. American Express Travel-Related Services, Ford Motor Company and McKessonHBOC accounted for approximately 0%, 2% and 25% of our total revenues during the year ended December 31, 1999 and approximately 6%, 6% and 26% for the year ended December 31, 2000.

AvantGo M-Business Server Products

     Our AvantGo M-Business Server software, which our customers install directly within their corporate networks, enable organizations to extend interactive enterprise applications and data to mobile workers, through either a wireless connection or through desktop synchronization. AvantGo M-Business Server software allows enterprise customers to facilitate two-way communication on mobile devices, including sales force automation, document publishing and travel, expense management applications, field service maintenance, inventory management and logistics. Our AvantGo Mobile Internet service, a hosted solution, allows organizations to run the same types of applications as our AvantGo M-Business Server software without operating our software on their network. This service is well-suited to enterprise customers that for timing, technical or cost-driven reasons do not want to install, operate and maintain our AvantGo M-Business Server software on their network.

     Our AvantGo M-Business Server solution, which we license to our enterprise customers, accounts for the majority of our enterprise revenues. We also make our AvantGo M-Business Server solution available to enterprises on a subscription basis.

Application Software

     Our AvantGo Mobile Engine for Microsoft Exchange product enables much of the functionality of Microsoft Exchange to be used on mobile devices. Our AvantGo Mobile Engine for Microsoft Exchange product enables users of handheld devices to synchronize between a personal computer and a centrally configured server. In June 2000, we entered into a license agreement with Chapura, Inc. that enables us to provide users of mobile devices with the ability to synchronize their mobile devices with Microsoft Exchange. We license our AvantGo Mobile Engine for Microsoft Exchange product with AvantGo M-Business Server.

     Our AvantGo Mobile Engine for Lotus Notes solution enables much of the functionality of Lotus Notes to be used on mobile devices. It enables users of handheld devices to synchronize between a personal computer and a centrally configured server. We license our AvantGo Mobile Engine for Lotus Notes, an enterprise server, and sell Pylon Conduit and Pylon Pro pre-packaged software products.

     We  believe  that  these   applications   enable  us  to  provide  valuable
functionality to our enterprise customers and AvantGo Mobile Internet users.

AvantGo Mobile Internet Service

     Our AvantGo Mobile Internet service allows Internet users with a handheld device or Internet-enabled phone to access Web-based services and content in real-time, using a device with a wireless connection or through synchronization with a desktop computer. Our AvantGo Mobile Internet service allows Internet users to interact with Web-based applications and services and enter information into mobile devices for posting onto the Web. Through our AvantGo Mobile Internet service, we generate placement, subscription, advertising, service access fee and professional services revenue and have revenue-sharing arrangements that provide the opportunity for us to earn commissions on advertising, subscriptions and m-commerce transactions.

     Companies delivering content and applications through our AvantGo Mobile Internet service pay an initial service fee and have the opportunity to increase their visibility and distribution by purchasing AvantGo Mobile Internet advertising distribution products on our Web site and on our on-device service. Additionally, we receive a share of revenue generated by providers of content and services on our AvantGo Mobile Internet service. These agreements, which typically are non-exclusive and have one-year renewable terms, stipulate that the content provider may offer unlimited content on our AvantGo Mobile Internet service. Currently over 1000 sources of content and applications are optimized for mobile devices and are available through our AvantGo Mobile Internet service. Through March 20, 2001 we had over two million registered users.

AvantGo Professional Services

     We employ a professional services team that helps our customers to integrate our software into their computer networks and provides consulting services for our enterprise and AvantGo Mobile Internet customers on a fee-for-service basis. AvantGo Professional Services offerings include implementation, consulting, training and technical support, and within each offering, our customers have the opportunity to choose the level of service that best meets their needs. Our service and support professionals may assist customers in every phase and stage of mobile solution development and delivery, including design, implementation and deployment of mobile architectures and applications.

Sales and Marketing

     We maintain two marketing organizations: one to address our enterprise solutions and one to address our customer solutions and our AvantGo Mobile Internet service. Both of these organizations work with our hardware, software and service providers to develop and participate in marketing activities, including seminars, advertising and trade show events.

Enterprise

     We sell software products, hosted services and professional services to enterprise customers through our direct sales force in North America and third-party resellers. Organized into three geographic areas, our North American direct sales organization consists of field sales representatives, technical sales consultants/engineers and corporate sales representatives. Our European sales and marketing personnel are located in France, Germany, Sweden and the United Kingdom. AvantGo Europe, Ltd., our U.K. subsidiary, focuses on marketing our enterprise products throughout Europe. We do not plan to significantly expand our international operations beyond continuing to increase our enterprise sales efforts. We augment our sales efforts with customer service and ongoing technical support. We also have a business development organization that pursues and establishes distribution and marketing relationships with enterprise software vendors. We intend to increase the number of field sales representatives in North America and Europe. In order to increase indirect distribution channels for our enterprise software, we are also expanding our relationships with companies that sell or bundle our products for enterprise use and that offer additional consulting services to these enterprises.

AvantGo Mobile Internet

     We have a team of professionals that markets and sells our mobile customer solutions and the AvantGo Mobile Internet service on an ongoing basis to branded content and other business customers. We sell mobile advertising, Media and M-Business products and professional services to customers through our direct sales force in North America and in Europe. We have focused our recent marketing efforts on increasing the amount of content and services available through our AvantGo Mobile Internet service by entering into co-marketing relationships with manufacturers of wireless data communications equipment and wireless carriers. Our business development team also pursues distribution relationships with hardware manufacturers and companies operating popular Web site and e-commerce businesses.

Strategic Relationships

     We have entered into agreements with major hardware and software producers to bundle or integrate our software with their mobile devices and software products. We have also entered into joint software development projects to integrate our software and AvantGo Mobile Internet content and services with the products of software and device vendors. We believe that these relationships are integral to our success because they expose our service offerings to a wide array of users and tie our products into integral elements of the mobile device architecture.

     Microsoft Corporation. Our software is integrated into Microsoft's Pocket Internet Explorer browser that ships on Windows-Powered Pocket PC devices from leading manufacturers, including Hewlett-Packard Company, Compaq Computer Corporation, Casio, Inc. and Symbol Technologies, Inc. Our software is also available on other hardware platforms running the Microsoft Windows CE operating system, including Handheld PCs, the Handheld PC Pro and the Palm-sized PC. We continue to explore co-marketing opportunities with Microsoft designed to more broadly distribute our software to original equipment manufacturers that pre-install Microsoft's products, as well as to increase internal deployment of our software within Microsoft's product lines. Our agreement with Microsoft, which has a two-year renewable term, provides Microsoft with a license to incorporate our software with its Windows CE operating system on a non-exclusive basis.

     Palm, Inc. Palm, Inc. is a provider of handheld computers, including the Palm III(TM), Palm V(TM), Palm VII(TM) series of handheld computers. Our software is compatible with every handheld device that runs on the Palm operating system or Palm OS, and is bundled with most of the Palm, Inc. devices in the Palm III (TM)and Palm V(TM) families. In 1997, we also licensed our Java Development Kit to Palm, Inc., which is now marketed by Palm, Inc. as the Windows Java Conduit Development Kit. Under our agreement with Palm, Inc., Palm, Inc. bundles our software with its Palm(TM) devices on a non-exclusive basis.

     McKessonHBOC. McKessonHBOC is a global pharmaceutical supply management and healthcare information technology company. Since October 1998, McKessonHBOC has been using our AvantGo M-Business Server software and our professional services to develop and deliver an inventory tracking and management system. In addition to streamlining the product delivery process, McKessonHBOC expects that our AvantGo M-Business Server software will help improve its operational efficiency, reduce operating costs and increase customer satisfaction. Our license agreement with McKessonHBOC, which has a three-year term, provides that McKessonHBOC will license our

AvantGo M-Business Server and AvantGo Client software on equipment owned by McKessonHBOC for use by McKessonHBOC employees and contractors.

     Content Providers and Other Businesses. We provide the tools necessary for Media and M-Business customers to easily make their content available to users of mobile devices and we optimize this content for delivery to mobile devices. Our AvantGo Mobile Internet service which offers content and applications from over 1,000 sources that we categorize and optimize for access by our AvantGo Mobile Internet users. As of March 20, 2001, the ten most regularly visited sources of content are The Wall Street Journal Interactive Edition, Yahoo!, The Weather Channel(R), USATODAY.com, The New York Times Front Page, Fool.com - Quotes and News, Stock Smart Stock Tracker, MSN Mobile, Expedia To Go, and CNET NEWS.COM.

Technology

     Our technology builds upon open standards to deliver Internet-based content and applications to handheld devices and Internet-enabled phones. The software and services built using our technology take into account the specific limitations and capabilities of mobile devices, wireless data networks and Internet-based applications. Our software products allow mobile devices with limited memory, low processing power and unreliable or limited network access to effectively interact with systems and applications designed to serve personal computers with high-speed, reliable Internet access.

Components of AvantGo Server

     Our AvantGo Server is designed to allow our customers to use AvantGo software in their own computing environment. Our AvantGo Server technology is designed to enable customers to add more systems and support as they add users without increasing the risk of system failure. Our architecture allows our AvantGo Server to be deployed in configurations ranging from simple single-server configurations to large-scale configurations involving multiple servers aligned in clusters. Our AvantGo Server runs on Microsoft's Windows NT and Windows 2000, Sun Microsystems' Solaris operating system, Linux and FreeBSD and is designed to meet the reliability and performance requirements of large enterprises, as well as our AvantGo Mobile Internet service.

     Server Core. Our AvantGo Server core provides an expandable framework that performs many functions on behalf of mobile devices. Because wireless networks have limited capacity, processing power and memory, our technology shifts the processing load from mobile devices to the server. Our architecture is designed to make the most efficient use of slow, expensive wireless networks by relying on servers to compress data before transmitting it to the mobile device. Our AvantGo Server provides reliable and secure communications so that software that resides on the mobile device is not encumbered with the many device-specific communications issues. Our AvantGo Server can integrate with existing directory services, such as Lightweight Directory Access Protocol and Windows NT Domain Services for identifying and administering information to users and groups of users.

     Server-side Web Module. Our AvantGo server-side Web module extends our server core to provide real-time wireless access to the Internet, and allows mobile devices without wireless capabilities to synchronize with Internet-based applications and services. By shifting the processing of information and secure sockets layer from the mobile device to a server, our server-side Web module allows mobile devices to access all existing Internet-based applications, content and services. Depending upon the capabilities of the mobile device and on user preferences, our server-side Internet module can simultaneously send large quantities of information and data, search the Internet in real-time and compress data and files.

     Server-side Administration Module. Administrators can use the server-side administration module to assign and deliver applications, content or services to particular users or groups of users, as well as control user preferences and settings. Our server-side administration module enables installation and upgrading of software on mobile devices in addition to reporting on user activity. At the discretion of the server administrator, our end users can also self-administer their settings and preferences with the server-side administration module. Both server administrators and end users can access our server-side administration module with any Web browser.

Components of AvantGo Client

     Client Core. Our AvantGo Client software allows the user to interact with various applications, content and services on the mobile device. Our AvantGo Client core software is not required to interact with our AvantGo Server. Devices such as Internet-enabled phones can access some portions of our AvantGo Server even though they lack our AvantGo Client software. As part of providing a framework for client-side modules, our AvantGo Client core transforms directives from our AvantGo Server into the appropriate commands recognizable by the specific device.

     Client-side Web Module. We provide a client-side Web module to display and navigate Web content including text, graphics and hyper-text links. Our client-side Web module also supports the execution of standard JavaScript along with code that is specific to the particular operating system or hardware device to provide our users with an interactive experience even if a device lacks real-time capabilities. Additionally, HTML forms can be automatically organized by our client-side Web module for later transmission from mobile devices with or without wireless connectivity.

Intellectual Property Rights

     We regard our intellectual property protection for our proprietary technology, products and services as critical to our success. To protect our proprietary technology, products and services, we rely on a combination of patent, trademark, copyright and trade secret protection and confidentiality and license agreements with our employees, customers, business affiliates and others.

     We have filed a number of non-provisional patent applications and provisional patent applications in the United States, and one Patent Cooperative Treaty (International) application, directed to aspects of our core technologies. We have applied for registration in the United States and internationally of several of our trademarks and service marks including the AvantGo circle logo and the name "AvantGo." We have applied for and obtained copyright registration in the United States for our software products.

     We also license some of our intellectual property to others, including our AvantGo Client technology and various trademarks and copyrighted material. While we attempt to ensure that the quality of our brand is maintained, others might take actions that materially harm the value of either these proprietary rights or our reputation.

     We license technology from others, including some portions of our compression-decompression technology, security and encryption technology and personal information management technology. If these technologies become unavailable to us, we would need to license other technology and redesign or redevelop portions of our system.

     We attempt to avoid infringing the proprietary rights of others, although we have not done an exhaustive patent search. Our competitors may claim that we are infringing their intellectual property and, if they are successful, we may be unable to obtain a license or similar agreement to use the technology we need to conduct our business.

Employees

     As of December 31, 2000, we had 342 full-time employees. None of our employees subject to a collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

     The executive officers of the Company as of March 20, 2001 are as follows:

Name                                        Age   Position
----                                        ---   --------
Richard Owen............................    35    Chief Executive Officer and Chairman of the Board of Directors
Felix Lin...............................    37    Co-Founder and Vice Chairman of the Board of Directors
Linus Upson.............................    30    Co-Founder and Chief Technology Officer and Director
David B. Cooper, Jr. ...................    45    Chief Financial Officer
Michael Aufricht........................    40    General Manager, AvantGo Mobile Internet
Phillip Hibberd.........................    43    General Manager, AvantGo Europe
David Moore.............................    35    Vice President, Product Development

     Richard Owen has served as our chief executive officer and as one of our directors since February 2000 and has been employed by us since January 2000. He has been our Chairman of the Board since January 2001. From September 1998 to December 1999, Mr. Owen served as vice president of Dell Online Worldwide for Dell Computer Corporation. From July 1992 to September 1998, Mr. Owen served in a variety of roles, including international business development, director of supply chain integration and general manager of Japan Home and Small Office
Sales at Dell Computer Corporation. From 1987 to 1990, Mr. Owen was an information technology consultant with KPMG Management Consultants in London, England. Mr. Owen is also a director of FTD.com, Inc. Mr. Owen holds a Bachelors Degree in Mathematics and Economics from Nottingham University in England and a Master of Science in Management from the Massachusetts Institute of Technology Sloan School of Management.

     Felix Lin is one of our co-founders and has served as one of our executive officers and directors since July 1997. Mr. Lin currently serves as Vice Chairman of the Board. From February 2000 to January 2001, Mr. Lin served as Chairman of the Board. From July 1997 to February 2000, Mr. Lin was our chief executive officer. Prior to founding AvantGo, from October 1994 to June 1997, Mr. Lin was the director of Internet strategy for Versant Object Technology. Mr. Lin served as database product marketing manager at NeXT Computer, Inc. from February 1992 until October 1994. From October 1990 to January 1992, Mr. Lin was product manager at Cadre Technology (now Sterling Software). From June 1988 to June 1990, Mr. Lin was a principal consultant and consulting manager for Oracle Consulting Group at Oracle Corporation. Mr. Lin holds a B.S. degree in Electrical Engineering, and a Master of Science in Computer Science from the Massachusetts Institute of Technology, and a Master of Science in Management from the Massachusetts Institute of Technology Sloan School of Management.

     Linus Upson is one of our co-founders and has served as our president and as one of our directors since July 1997. Mr. Upson has also served as our chief technology officer since February 1998. From March 1997 to July 1997, Mr. Upson was not employed. From May 1996 to March 1997, Mr. Upson was a software engineer at Netscape Communications. From January 1996 to April 1996, Mr. Upson was a software engineer at Netcode Corporation. From January 1995 to January 1996, Mr. Upson was a consultant for his own company, Virtual Pages, Inc. From April 1993 to January 1995, Mr. Upson was a software engineer at NeXT Computer, Inc.

     David B. Cooper, Jr. has served as our chief financial officer since August 2000. From August 1998 to May 2000, Mr. Cooper served as vice president and chief financial officer of Powerbar Inc. From October 1994 to January 1998, Mr. Cooper served as executive vice president and chief financial officer of Edison Brothers Stores, Inc., where he also served on the board of directors. From November 1993 to April 1994, Mr. Cooper served as executive vice president and chief financial officer of Del Monte Fresh Produce Company. From April 1986 to October 1993, Mr. Cooper served as the treasurer and as vice president at Dole Food Company. Mr. Cooper also served as senior vice president of Castle & Cook Holmes, an affiliate of Dole Food Company from January 1993 to October 1993, and as director of finance and as treasurer of Flexi-Van, Inc., an affiliate of Dole Food Company from October 1984 through October 1993. From February 1982 to September 1984, Mr. Cooper was an assistant manager at Chemical Bank. From 1978 to 1981, Mr. Cooper was a financial analyst at Continental Grain Company, a diversified agribusiness and commodities firm. Mr. Cooper holds a B.A. degree in Economics from Yale University and an M.B.A. degree from New York University.

     Michael Aufricht has served as general manager of AvantGo Mobile Internet since March 2000 and held the position of vice president of AvantGo.com for our company from December 1999 to March 2000. From April 1992 to November 1999, Mr. Aufricht held a variety of senior management positions at The Walt Disney Company's Buena Vista Home Entertainment, including senior vice president, Retail Services from October 1997 through November 1999, vice president of retail marketing from September 1994 through September 1997, director of brand marketing from November 1993 through August 1994 and director of Canadian marketing from April 1992 through October 1993. From September 1988 to March
1992, Mr. Aufricht was a manager at The Alliance Consulting Group. From July 1984 to July 1986, Mr. Aufricht was an associate brand manager at the Pepsi-Cola Company. Mr. Aufricht holds a B.S. from the University of California, Berkeley and an M.B.A. from the Harvard Graduate School of Business Administration.

     Phillip Hibberd has served as our general manager of AvantGo Europe since May 2000. From April 1999 to April 2000, he was director, business development at Protege, Ltd. UK, a technology incubator firm where he was responsible for the launch of AvantGo in Europe. From April 1998 to March 1999, he was vice president and general manager of BEA Systems Inc., a market leader in transactional middleware. From January 1997 to March 1998, he was a board member at MSB Consultants, responsible for developing that company's merger and acquisition strategy. MSB Consultants was acquired by New Era of Networks
(Neon), Mr. Hibberd, an EAI software company, in 1997. From December 1991 to December 1996, Mr. Hibberd was sales and marketing director at Tibco Inc. From April 1987 to November 1991 he was sales director at Reuters. From September 1982 to March 1987, he was sales manager at Hewlett-Packard Company. Mr. Hibberd holds a BS (Hons) in Engineering from City University, London and an M.B.A. degree from the London Business School.

     David Moore has served as our vice president of product development since September 1997. From May 1996 to August 1997, Mr. Moore was an engineering manager at Netscape Communications. From January 1990 to January 1995, Mr. Moore was a software engineer at NeXT Software, Inc. From June 1986 to December 1989 Mr. Moore was a software engineer at IBM Corporation. Mr. Moore holds a B.S. in Computer Science from Syracuse University.

ITEM 2.       PROPERTIES

     Our principal headquarters are in San Mateo, California, where we lease approximately 25,000 square feet. We have another principal facility, which occupies approximately 83,000 square feet of leased space in Hayward, California. In addition to these facilities, we lease a facility in Chicago, Illinois and London, United Kingdom. We believe that existing facilities are adequate for our needs through calendar year 2001.


ITEM 3.       LEGAL PROCEEDINGS

     We are not a party to any material pending legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.


                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "AVGO" since our initial public offering on September 27, 2000. The following table sets forth the high and low closing sales prices as reported on the Nasdaq National Market for each quarter during which our common stock has been traded on the Nasdaq National Market.

                                                          High             Low
Fiscal Year 2000

Third Quarter (commencing September 27, 2000)            22.734            20.00
Fourth Quarter                                           19.75              4.75

     As of March 20, 2001 we had approximately 299 stockholders of record. We have never paid dividends on our capital stock. We currently intend to retain any future earnings for use in our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

     5(b) USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES

     On October 2, 2000, we sold 6,325,000 shares of our common stock in an initial public offering at a price of $12.00 per share pursuant to a Registration Statement on Form S-1 (Registration No. 333-38888) that was declared effective by the Securities and Exchange Commission on September 26, 2000. Credit Suisse First Boston, Merrill, Lynch & Co. and CIBC World Markets were the managing underwriters of the offering. The aggregate proceeds to us from the offering were approximately $70,587,000 after deducting an aggregate of $5,313,000 in underwriting discounts and commissions to the underwriters. None of the proceeds of the offering was paid by us, directly or indirectly, to any director, officer or general partners of us or any of their associates, or to any persons owning ten percent or more of our outstanding stock. In addition to underwriting discounts and commissions, the expenses incurred in connection with the offering were approximately $2.2 million, including $0.9 million of legal costs, $0.6 million of accounting costs, $0.4 million, including of printing costs and other costs approximately $0.3 million. During the period from the offering to December 31, 2000, we invested all of the proceeds in commercial paper, government securities and corporate debt securities.


ITEM 6.       SELECTED FINANCIAL DATA

     The consolidated statement of operations data for the years ended December 31, 2000, 1999 and 1998 and the period from June 30, 1997 (inception) through December 31, 1997, and the related balance sheet data as of December 31, 2000, 1999, 1998 and 1997 are derived from the consolidated financial statements of AvantGo, which have been audited by Ernst & Young LLP, independent auditors, and are contained in Item 8 of Part II of this Form 10-K. The selected statement of operations data for the period from June 30, 1997 (inception) through December 31, 1997 and the balance sheet data as of December 31, 1997 and 1998 are derived from audited financial statements not included in Item 8 of Part II of this Form 10-K. We have prepared this selected information on the same basis as the audited financial statements and have included all adjustments, consisting only of normal recurring adjustments, that we consider necessary for such presentation of the financial condition and operating results for such date and periods. When you read this selected financial data, it is important that you read the AvantGo historical financial statements and related notes included in
Item 8 of Part II of this Form 10-K. Historical results are not necessarily indicative of future results.

     The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to those statements included in Items 7 and 8 of Part II of this Form 10-K.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                      (in thousands, except per share data)

                                                                                                           Period from
                                                                                                          June 30, 1997
                                                                                                          (inception) to
                                                                       Year Ended December 31,              December 31,
                                                              ----------------------------------------    --------------
                                                                 2000            1999            1998          1997
                                                              ---------        --------        -------        -------
Consolidated Statement of Operations Data:
Revenues:
    License fees ..........................................   $   9,087        $  1,443        $   189        $    --
    Services ..............................................       7,231           1,446            198             --
                                                              ---------        --------        -------
        Total revenues ....................................      16,318           2,889            387             --
Costs and expenses:
    Cost of license fees ..................................         161              60             10             --
    Cost of services (1) ..................................       3,916           1,312            210             --
    Product development (2) ...............................      10,055           2,745          1,108            140
    Sales and marketing (3) ...............................      29,382           4,291          1,229             61
    General and administrative (4) ........................       8,042           1,404            410             89
    Purchased in-process research and
      development .........................................         600              --             --             --
    Amortization of goodwill, other intangible assets
      and deferred stock compensation......................      16,582           2,605             71             --
                                                              ---------        --------        -------        -------
        Total costs and expenses ..........................      68,738          12,417          3,038            290
                                                              ---------        --------        -------        -------
Loss from operations ......................................     (52,420)         (9,528)        (2,651)          (290)
Interest income (expense), net ............................       2,582             313             48             (1)
                                                              ---------        --------        -------        -------
Net loss ..................................................   $ (49,838)       $ (9,215)       $(2,603)       $  (291)
                                                              =========        ========        =======        =======
Basic and diluted net loss per share ......................   $   (4.13)       $  (2.11)       $ (0.95)       $ (0.20)
                                                              =========        ========        =======        =======

Common  shares used to calculate  basic and diluted
net loss per common share .................................      12,077           4,377          2,735          1,464
                                                              =========        ========        =======        =======

                                                                                   December 31,
                                                                                   ------------
                                                                 2000            1999           1998           1997
                                                              ---------        --------        -------        -------
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments .........   $  73,466        $  9,810        $ 2,124        $ 1,024
Working capital ...........................................      69,402           9,809          1,951            960
Total assets ..............................................     104,308          12,499          2,434          1,136
Long-term obligations, net of current portion . ...........          --              41            116             --
Total stockholders' equity ................................      94,751          10,724          2,068          1,069


----------

     (1) Excluding $383, $181, and $9 in amortization of deferred stock compensation for the years ended December 31, 2000, 1999 and 1998.

     (2) Excluding $1,809, $750 and $38 in amortization of deferred stock compensation for the years ended December 31, 2000, 1999 and 1998.

     (3) Excluding $3,290, $1,211 and $15 in amortization of deferred stock compensation for the years ended December 31, 2000, 1999 and 1998.

     (4) Excluding $7,861, $463 and $9 in amortization of deferred stock compensation for the years ended December 31, 2000, 1999 and 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "intend," or "continue," or the negative of such terms and other comparable terminology. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in the Form 10-K.

OVERVIEW

     We were incorporated in June 1997 as a Delaware corporation under the name Bombardier Software, Inc. and changed our name to AvantGo, Inc. in January 1998. In September 1998, we launched our AvantGo Enterprise products and services, today called AvantGo M-Business Server solutions. In May 1999, we introduced our AvantGo Mobile Internet service. In May 2000, we purchased Globalware Computing and began integrating its software products and consulting services into our mobile offerings. In October 2000, we completed our initial public offering raising approximately $68.3 million in net proceeds, after deducting underwriter discounts, commissions and other offering expenses. Although our revenues have increased each quarter since inception, we have never been profitable. As of December 31, 2000, we had an accumulated deficit of approximately $61.9 million.

OUR BUSINESS

     Our primary sources of revenues are generated by our license agreements and our services agreements. License revenues for our AvantGo M-Business Server products, which are typically based on fixed-fee agreements, are recognized when we have executed an agreement with a customer, delivery and acceptance have occurred the fee is fixed or determinable, and the collection of the related receivable is deemed probable. Historically, our services revenue has consisted primarily of professional services and technical support fees. Revenue from professional services is recognized on a monthly basis as the services are performed. Technical support fees are recognized ratably on a monthly basis over the course of the support period, typically twelve months. Our services revenue also includes amounts derived from the operation of our AvantGo Mobile Internet service, which include placement, subscription, and advertising revenues and revenue sharing arrangements. Placement and advertising revenues are recognized ratably over the period of time in which placement or advertising is provided.

     The cost of license fees consists primarily of royalties paid to other software vendors whose products are included in our enterprise software products, as well as costs incurred to manufacture, package and distribute our enterprise software products and related documentation. Cost of services includes cost of professional services, customer service and support and costs related to running our AvantGo Mobile Internet service. Cost of professional services and technical support consists primarily of the cost of personnel. Costs related to our AvantGo Mobile Internet service consist of the cost of personnel, co-location facilities and bandwidth. Because the cost of services is greater than cost of license fees, cost of revenues as a percentage of total revenues may fluctuate based on the mix of products and services sold.

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

     In connection with the granting of stock options to, and restricted stock purchases by, our employees, we recorded deferred stock compensation totaling approximately $26.3 million as of December 31, 2000. This amount represents the difference between the exercise and the deemed fair value of our common stock for financial accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options using a graded method. The amortization of the remaining deferred stock compensation will result in additional charges to operations through fiscal year 2004.

     We have incurred significant losses and negative cash flows from operations since our inception. As of December 31, 2000, we had an accumulated deficit of $61.9 million. We had 342 full-time employees as of December 31, 2000.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data, derived from our audited statements of operations, as a percentage of total revenues for the periods indicated.

                                                                                      Year Ended
                                                                                     December 31,
                                                                          ---------------------------------
                                                                            2000          1999       1998
                                                                          -------       -------     -------
 Revenues:
      License fees.................................................          56%           50%         49%
      Services.....................................................          44            50          51
                                                                          -------       -------     -------
           Total revenues..........................................         100           100         100
 Costs and expenses:
      Cost of license fees.........................................           1             2           3
      Cost of services.............................................          24            45          54
      Product development..........................................          62            95         286
      Sales and marketing..........................................         180           149         318
      General and administrative...................................          49            49         106
      Purchased in-process research and development................           4            --          --
      Amortization of goodwill, other intangible assets, and
           deferred stock compensation                                      101            90          18
                                                                          -------       -------     -------
 Total costs and expenses..........................................         421           430         785
                                                                          -------       -------     -------

 Loss from operations..............................................        (321)         (330)       (685)
 Interest and other income, net....................................          16            11          12
                                                                          -------       -------     -------
 Net loss..........................................................        (305)%        (319)%      (673)%
                                                                          =======       =======     =======


Comparisons of the Year Ended December 31, 2000 and 1999

Revenues

     License Fees. License fee revenues increased approximately 530% from approximately $1.4 million for the year ended December 31, 1999 to approximately $9.1 million for the year ended December 31, 2000. This increase was primarily due to continued expansion of our enterprise sales team.

     Services. Services revenue increased approximately 400% from approximately $1.4 million for the year ended December 31, 1999 to approximately $7.2 million for the year ended December 31, 2000. This increase was primarily attributable to increased consulting services performed in connection with increased license fees, as well as the continued expansion of our AvantGo Mobile Internet service organization.

     Deferred revenues reflected on our balance sheet were $2.5 million at December 31, 2000 as compared to $247,000 at December 31, 1999 and will be recognized as revenue as services are performed.

Costs and Expenses

     Cost of License Fees. Our cost of license fees increased approximately 168% from approximately $60,000 for the year ended December 31, 1999 to approximately $161,000 for the year ended December 31, 2000. This increase was primarily attributable to an increase in license fee revenue during the period. We expect the cost of license fees to increase as we enter into agreements with other software developers and incorporate their products into ours.

     Cost of Services. Our cost of services increased approximately 198% from approximately $1.3 million for the year ended December 31, 1999 to approximately $3.9 million for the year ended December 31, 2000. This increase was primarily due to increased expenditures resulting from the expansion of our AvantGo Mobile Internet service consulting services organization. We expect these costs to increase as we build these service organizations.

     Product Development. Product development expenses increased approximately 266% from approximately $2.7 million for the year ended December 31, 1999 to approximately $10.1 million for the year ended December 31, 2000. This increase was primarily a result of increased hiring of engineers and product development personnel. We expect product development expenses to increase in future periods.

     Sales and Marketing. Our sales and marketing expenses include those related to compensation, public relations and advertising, trade shows and marketing materials. Sales and marketing expenses increased approximately 585% from approximately $4.3 million for the year ended December 31, 1999 to approximately $29.4 million for the year ended December 31, 2000. This increase was primarily a result of increased personnel-related expenses. We expect sales and marketing expenses to increase in future periods.

     General and Administrative. Our general and administrative expenses consist primarily of salaries, recruiting and related costs for general corporate functions including executive, accounting and administrative personnel, lease expenses, facilities costs and other miscellaneous general corporate expenses. Our general and administrative expenses increased approximately 473% from approximately $1.4 million for the year ended December 31, 1999 to approximately $8.0 million for the year ended December 31, 2000. This increase was due primarily to increased personnel-related expenses. We expect general and administrative costs to increase in future periods as we add personnel to support the expansion of our operations, incur additional expenses related to the anticipated growth of our business both domestically and internationally, and fulfill our responsibilities as a public company.

     Purchased in-process research and development. In connection with our May 26, 2000 acquisition of Globalware we have incurred an expense of $600,000 for purchased in-process research and development consisting of technology developed by Globalware. This is a non-recurring charge.

     Amortization of goodwill, other intangible assets, and deferred stock compensation. We are amortizing the amount of goodwill, core technology and acquired workforce that we purchased in connection with our acquisition of Globalware. These intangible assets, which total approximately $15.9 million, are being amortized over three years following the acquisition date. Amortization expense from the goodwill and other intangible assets was $3.1 million for the year ended December 31, 2000. No amortization was recorded for goodwill and other intangible assets in 1999.

     We are also amortizing the amount that equals the difference between the fair value of stock options granted to our employees and consultants and what were considered to be the deemed fair values of our common stock, in the case of option grants to employees, and on values based on the Black-Scholes formula for valuing options, in the case of grants to non-employees, in each case on the date of the grants over vesting periods using a graded vesting method. We recognized approximately $2.6 million of related compensation expense during the year ended December 31, 1999 and approximately $13.3 million during the year ended December 31, 2000.

     Interest Income (Expense), Net. Net interest income increased approximately 725% from approximately $313,000 for the year ended December 31, 1999 to approximately $2.6 million for the year ended December 31, 2000. This increase was primarily due to increased cash balances as a result of our private placement financing completed in March and April 2000 and initial public offering in September 2000.

Comparison of the Year Ended December 31, 1999 and 1998

Revenues

     License Fees. Our actual license fees revenue increased approximately 663% from approximately $189,000 for the years ended December 31, 1998 to approximately $1.4 million for the year ended December 31, 1999. This increase was primarily due to the release of our enterprise product.

     Services. Our services revenues increased approximately 630% from approximately $198,000 for the year ended December 31, 1998 to approximately $1.4 million for the year ended December 31, 1999. This increase in services revenue was primarily due to a full year of operations of our professional services group.

Costs and Expenses

     Cost of License Fees. Our cost of license fees increased approximately 500% from $10,000 for the year ended December 31, 1998 to approximately $60,000 for the year ended December 31, 1999. This increase in cost of license fees was primarily due to royalty payments to other software suppliers whose software is part of our enterprise product.

     Cost of Services. Our cost of services increased approximately 525% from approximately $210,000 for the year ended December 31, 1998 to approximately $1.3 million for the year ended December 31, 1999. This increase was primarily due to increased personnel in the consulting and web operations groups.

     Product Development. Our product development expenses increased approximately 148% from approximately $1.1 million for the year ended December 31, 1998 to approximately $2.7 million for the year ended December 31, 1999. This increase was primarily a result of increased hiring of engineers and product development personnel.

     Sales and Marketing. Our sales and marketing expenses increased approximately 249% from approximately $1.2 million for the year ended December 31, 1998 to approximately $4.3 million for the year ended December 31, 1999. This increase was primarily due to an increase in the number of personnel and related costs.

     General and Administrative. Our general and administrative expenses increased approximately 242% from approximately $410,000 for the year ended December 31, 1998 to approximately $1.4 million for the year ended December 31, 1999. This increase was primarily due to increases in personnel costs resulting from increased hiring of administrative personnel.

     Amortization of goodwill, other intangible assets and deferred stock compensation. We recognized approximately $71,000 of related compensation expense during the year ended December 31, 1998 and approximately $2.6 million during the year ended December 31, 1999. This increase was primarily due to options awarded to employees at below deemed fair market value amortized over the options' vesting periods.

     Interest Income (Expense), Net. Net interest income increased approximately 552% from approximately $48,000 for the year ended December 31, 1998 to approximately $313,000 for the year ended December 31, 1999. This increase was primarily due to interest earned on increased cash balances as a result of our private placement financings completed in June 1999.

Liquidity and Capital Resources

     On October 2, 2000, we closed our initial public offering of 6,325,000 shares of common stock, which included 825,000 shares in connection with the exercise of the underwriters' over-allotment option, at $12 per share. We received net proceeds of approximately $68.3 million in cash, after deducting underwriter discounts, commissions and other offering expenses. Prior to our initial public offering, we financed our operations from the sale of our preferred and common stock. As of December 31, 2000, we had cash and cash equivalents of approximately $57.0 million, an increase from approximately $5.8 million of cash and cash equivalents held as of December 31, 1999. As of December 31, 2000, we had short-term investments of approximately $16.4 million, representing an increase of approximately $12.5 million from investments held as of December 31, 1999. As of December 31, 2000, our working capital was approximately $69.9 million compared to approximately $9.8 million at December 31, 1999.

     Net cash used in operating activities totaled $28.1 million for the for fiscal year 2000, as compared with $6.6 million for the comparable period in 1999. The principal use of cash was to fund our losses from operations. Net cash provided by financing activities during this period totaled $102.7 million during fiscal year 2000 as compared with $15.2 million for the comparable period in 1999. Net cash provided by financing activities primarily consisted of the proceeds of issuances of common stock issued in our initial public offering, issuances of preferred stock, and promissory notes in these periods and included proceeds from a $300,000 equipment line of credit in 1999.

     Since our inception, our investing activities have consisted primarily of purchases of fixed assets, principally computer hardware and software. Capital expenditures totaled $8.1 million in fiscal year 2000, as compared with $871,000 for the comparable period in 1999. Cash was also used in fiscal year 2000 to establish a security deposit supporting a $3.4 million letter of credit related to the lease of our offices in Hayward, CA.

     We currently anticipate that our current cash, cash equivalents, short-term investments and credit facility, together with the net proceeds from our initial public offering, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months. Our anticipated cash needs must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development. These and other factors could cause actual cash needs for working capital and capital expenditures to differ materially from those referred to above.

Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. The adoption of SAB 101 has not had a material impact on our revenue recognition policies or our reported results of operations.

     In March 2000, the FASB issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of Accounting Principles Board (APB) Opinion No. 25" (FIN 44). FIN 44 clarifies the application of APB 25 and is effective July 1, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

COMPANY-SPECIFIC RISKS AND TRENDS

RISKS RELATED TO OUR BUSINESS

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

     Our enterprise software and services compete primarily with offerings from the following types of companies:

     o   server  synchronization  software  providers,   including  Palm,  Inc.,
         PUMATECH, Inc. and Oracle Corporation,

     o   handheld  application  development  environment  providers,   including
         PUMATECH, Inc., IBM Corporation; and Microsoft Corporation; and

     o   application service providers, including Aether Systems, Inc.

     Our AvantGo Mobile Internet service competes with the service offerings from the following types of companies:

     o value-added wireless service providers, such as Palm, Inc.'s Palm.Net and OmniSky Corporation; and

     o   wireless  Internet  portals,   such  as  InfoSpace,   Inc.  and  Oracle
         Corporation's Portal to Go.

     As the mobile device and wireless markets mature, we expect competition to intensify. This competition presents us with several risks. Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. Several of these competitors have greater name recognition and more established relationships with our target customers. Our competitors may be able to use these advantages to adopt more aggressive pricing policies and products that compete with our enterprise software and offer more attractive terms to customers. As a result, we may lose customers or may be required to limit the amount we can charge customers for these products. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties to compete more effectively with us. Further, existing and potential competitors may develop enhancements to or future generations of competitive products that will have better performance features than our products. Any of these factors, if they occur, would likely cause our sales and revenues to fall. Finally, competition in the mobile Internet sector could harm our ability to generate revenues from our AvantGo Mobile Internet service, undermining our potential for future growth.

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

     The market for mobile Internet software is becoming highly competitive and is characterized by evolving industry standards, rapid technological change and frequent product introductions. To remain competitive, we must continuously develop new products and services and adapt our software to function on new devices and operating systems designed and marketed by other companies. The development of software and services like ours can be difficult, time-consuming and costly, and we could lose market share if we encounter delays in the development and introduction of our future software products. Additionally, our business could be seriously harmed if:

     o   competitors   develop  new  technologies  and  products  which  provide
         comparable functionality at reduced prices to our customers and potential customers;

     o we fail to anticipate technological trends or evolving industry standards or to adapt our software and services to these new trends and standards;

     o other companies develop products that render our software obsolete or less desirable to consumers; or

     o   technical,   legal,  financial  or  other  obstacles  prevent  us  from improving our software and services to adapt to changing market conditions.

We have a history of losses and anticipate increased losses in the future.

     Since our inception, we have never been profitable. We incurred net losses of approximately $2.6 million, $9.2 million and $49.8 million for the years ended December 31, 1998, 1999 and 2000. From inception through December 31, 2000, we had an accumulated deficit of $61.9 million. Our costs and operating expenses were approximately $3.0 million, $12.4 million and $68.7 million for the years ended December 31, 1998, 1999 and 2000. Our success will depend in large part upon our ability to generate sufficient revenue to achieve profitability and to effectively maintain existing relationships and develop new relationships with enterprise customers, content providers and e-businesses. In particular, we intend to expend significant financial resources on product development and sales and marketing. As a result, we expect to incur additional losses and continued negative cash flow from operations for the foreseeable future, and we may not achieve or maintain profitability.

Because our quarterly operating results are volatile and difficult to predict, period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely on them as indications of future performance.

     Our revenues consist primarily of fees received from licensees of our enterprise software, which accounted for 56% of our revenues for the year ended December 31, 2000 and 50% of our revenues for the year ended December 31, 1999. We also obtain significant revenues from professional services rendered to our enterprise customers. In 1999 and 2000, advertising and placement fees from our AvantGo Mobile Internet service also generated a portion of our revenue. Because our licensing, professional services and AvantGo Mobile Internet service revenues can vary substantially from month to month and are difficult to predict, and we expect to continue to rely on these revenues, our future quarterly revenues and operating results may fluctuate substantially. As a result of these factors, we believe that quarter-to-quarter or other periodic comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. Examples of the factors that could cause our quarterly results to vary include:

     o   failure to close key enterprise agreements as contemplated;

     o   termination  of  important  contracts,  including  those with  American
         Express   Travel-Related   Services,   Inc.,  Ford  Motor  Company  and
         McKessonHBOC ; and

     o   long sales cycles for our products.

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

We depend on our enterprise software as a primary source of our revenues, and we do not know if businesses will adopt our enterprise products and related services or continue to make investments in technology products such as ours.

     Our enterprise software, which consists of our AvantGo M-Business Server, AvantGo Mobile Engine for Microsoft Exchange and AvantGo Mobile Engine for Lotus Notes, products, together with related technical support fees, has accounted for 56% of our revenues in 2000 and 50% of our revenues in 1999. We expect that a significant portion of our revenues, particularly over the next two years, will depend upon the continued and growing market acceptance of our enterprise software products. The lifecycle of our products is particularly difficult to estimate because of growing competition and the changing marketplace. Also, the sales cycle for our products is lengthy. Our enterprise software may not achieve acceptance among businesses and other organizations. A decline in the demand for our enterprise software or our failure to successfully develop, introduce or market new or enhanced products in a timely manner would have a negative impact on sales of our enterprise products, jeopardizing our most important source of revenues. Also, because of the recent economic downturn, many of our current and prospective customers may elect to delay or postpone investments in technology such as ours, which would harm our enterprise sales efforts and cause our business to suffer.

The failure of the market for mobile devices to develop as expected would harm our revenues.

     The emergence of markets for our software is critically dependent upon the rapid expansion of the market for mobile devices including personal digital assistants, handheld computers, smart phones, pagers and other mobile devices. This market has only recently emerged and is rapidly growing. This growth, however, may not continue. Any slowdown in the growth of adoption of mobile devices would likely reduce the demand for our software and services, causing our enterprise license and service revenues to fall and undermining our revenue-sharing opportunities on m-commerce transactions occurring through our AvantGo Mobile Internet service.

A significant portion of our enterprise revenues comes from a small number of customers, and any decrease in revenues from these customers could harm our operating results.

     We currently derive a significant portion of our enterprise software revenues from a small number of major customers. For example, American Express Travel-Related Services, Ford Motor Company and McKessonHBOC, our three largest customers, represented 6%, 6% and 26% of our total revenues for the fiscal year 2000. We expect that McKessonHBOC will continue to represent a significant portion of our revenues over the next year. Any disruption or termination of our commercial relationships with McKessonHBOC would harm our revenues.

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

     Even if the market for mobile devices continues to expand, our success will depend, among other things, on whether businesses and consumers adopt our products and services for obtaining Web-based information and applications on the Internet and intranets. We have expended considerable resources on sales and marketing of our products and services. During the year ended December 31, 2000, our sales and marketing expenses were approximately $29.4 million. We expect that these expenses will continue to increase as we grow. If our sales and marketing efforts are inadequate and we are unable to build our visibility and brand name, our enterprise revenues will fall and consumer use of our AvantGo Mobile Internet service will fail to develop, jeopardizing our ability to generate transaction-based commissions from that service.

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

     The success of our product and service offerings depends, in large part, on our ability to develop and maintain relationships with leading hardware and software manufacturers, such as Palm, Inc. and Microsoft Corporation, that bundle our software with their product offerings. We depend on these relationships to:

     o   distribute our products to purchasers of mobile devices;

     o   increase usage of our AvantGo Mobile Internet service;

     o   build brand awareness through product marketing; and

     o   cooperatively market our products and services.

     All of our agreements with these companies are non-exclusive and have broad rights of termination. In addition, these agreements do not require these companies to bundle our software with all of their product offerings. For example, our software is bundled with the Palm, Inc. devices in the Palm III and V families, but is not bundled with the Palm, Inc. devices in the Palm VIITM family, and Palm, Inc. may choose not to bundle our software with future product offerings.

     Some of these manufacturers, including Palm, Inc., have services that compete with our AvantGo Mobile Internet service. Any of these manufacturers may choose either to promote its competing service or promote the services of one or more of our other competitors, which could limit the growth of our AvantGo Mobile Internet service. If we fail to maintain these relationships or fail to enter into relationships with other leading hardware or software manufacturers, the distribution of our software to consumers and our AvantGo Mobile Internet service would suffer.

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

     We are selling our products in the United States and abroad. We manage our European sales and marketing operations through our U.K. subsidiary, AvantGo Europe, Ltd. Although revenues from international sales represented less than 10% of our revenues in fiscal year 2000, we anticipate that revenue from international operations will represent an increasing portion of our total revenue. Our business will therefore be increasingly subject to the risks associated with doing business internationally. We expect that the costs of developing overseas revenues will exceed those revenues. Accordingly, our future results could be harmed by a variety of factors, including:

     o   changes in foreign currency exchange rates;

     o   the adoption of incompatible platforms or standards;

     o   trade protection measures and import or export licensing  requirements;
         and

     o   potentially negative consequences from changes in tax laws.

Acquisitions we consummate in the future may disrupt our business and cause our existing stockholders to suffer dilution.

     As part of our business strategy, we may acquire or make additional investments in businesses, products and technologies that complement ours. We may experience difficulties integrating the operations of companies we might acquire, into ours. As a result, we may divert management attention to the integration that would otherwise be available for the ongoing development of our core business. Acquisitions have inherent risks, including:

     o   risks related to the strategic utility of technology acquired;

     o   difficulties   assimilating   acquired   operations,   technologies  or
         products;

     o   unanticipated costs; and

     o   adverse  effects  on  relationships   with  customers,   suppliers  and
         employees.

     We may not be successful in integrating any businesses, products, technologies or personnel we acquire, and our failure to do so would harm our business. Similarly, we cannot guarantee that we may not have to write off any of our investments or that our investments will yield a significant return, if any. In addition, to finance acquisitions, we may issue equity securities, which may dilute your investment, or incur significant indebtedness, which could harm our business.

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

     Our future success depends to a significant extent on the continued services of our senior management and other key personnel. The loss of the services of our management team or other key employees may harm our business. We have no employment agreements that prevent any of our key personnel from terminating their employment at any time. We do not maintain key person life insurance on any of our officers.

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

We do not maintain redundant facilities for our servers, and system failures resulting from earthquakes, power outages or other causes, or accidental or intentional security breaches could disrupt our operations, cause us to incur significant expenses, expose us to liability and harm our reputation.

     Our operations depend upon our ability to maintain and protect our computer systems, which are located at our corporate headquarters in San Mateo, California and at facilities owned and operated by Level 3 Communications in
Sunnyvale, California. We currently do not have redundant facilities for our servers. Our systems therefore are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. The potential impact on the Company and our general infrastructure of being located near major earthquake faults is unknown, but operating results could be materially adversely affected in the event of a major earthquake. In addition, California has recently experienced significant power shortages, which have resulted in brief power outages in parts of the state. These blackouts could cause disruptions to our operations, especially our AvantGo Mobile Internet service, which is housed at Level 3 Communications and during a blackout could become inaccessible to our users. Additionally, these blackouts could disrupt the operations of our distributors, resellers, and customers. Although we maintain insurance against break-in, unauthorized access, vandalism, fires, floods, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case, and will not likely compensate us for all the damages caused by these or similar events.

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

     We are subject not only to regulations applicable to businesses generally, but also to laws and regulations directly applicable to the Internet. Demand for our software in certain countries, and our ability to meet this demand, is subject to export controls on hardware and on the encryption software incorporated into our products. In addition, state, federal and foreign governments may adopt laws and regulations governing any of the following issues:

     o   user privacy;

     o   taxation of electronic commerce;

     o   the online distribution of specific material or content; and

     o   the characteristics and quality of online products and services.

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

     We could be exposed to liability with respect to third-party information that our users access with our software. Claimants might assert, among other things, that, by directly or indirectly providing links to Web sites operated by third parties, we should be liable for copyright or trademark infringement or other wrongful actions by third parties through these websites. They could also assert that our third-party information contains errors or omissions, and consumers could seek damages for losses incurred if they rely upon that information. Even if these claims do not result in liability to us, they would likely divert management's attention and resources and we could incur significant costs in investigating and defending against these claims. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed.

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

     We seek to protect our proprietary software and written materials under trade secret, patent and copyright laws, which afford only limited protection. We do not know if these or other applications will ever be issued or, if issued, whether they will contain claims with the scope that we seek, or whether they will survive legal challenges that may be brought. Any such legal challenges, whether or not successful, may be expensive to defend. Furthermore, others may develop technologies that are similar or superior to our technology or design around any patents which may issue.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our software or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not ensure that our means of protecting our proprietary rights in the United States or abroad will be adequate. We have entered into source code escrow agreements with a limited number of our customers and business affiliates requiring release of our source code in circumstances such as our bankruptcy. These agreements generally provide that each party to the agreement will have a limited, non-exclusive right to use our code in the event that there is a bankruptcy proceeding by or against us, if we cease to do business or if we fail to meet our contractual obligations. This may increase the likelihood of misappropriation by third parties. If we are unable to adequately protect our intellectual property, it could materially affect our financial performance. In addition, potential competitors may be able to develop non-infringing technologies or services similar to ours.

We may be sued by third parties for infringement of their proprietary rights, and litigation or threatened litigation could require us to incur significant litigation or licensing expenses, prevent us from selling our software or require us to make expensive modifications to our software to avoid infringement.

     The wireless communications, handheld computers and software industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As the number of participants in our market increases, the likelihood of an intellectual property claim against us could increase. We expect that we may increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claim made against us, regardless of merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources or cause product release delays. In addition, this kind of claim, if successful, could require us to discontinue the use of infringing software code or processes, to cease the use and sale of infringing products, to incur significant litigation costs and expenses and to develop non-infringing technology or to obtain licenses to the alleged infringing technology under which we might be required to pay expensive royalties. We may be unable to develop alternative technologies or to obtain a license to use software formerly used by us or, if a license were obtainable, the terms might not be commercially acceptable to us. In the event of a successful claim of product infringement against us and our failure or inability to obtain a license or develop or acquire non-infringing technology, our business would suffer.

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

     Although we are generally indemnified against claims that technology licensed to us infringes the intellectual property rights of others, such indemnification is not always available for all types of intellectual property and in some cases the scope of such indemnification is limited. Even if we receive broad indemnification, third party indemnitors may not have the financial resources to fully indemnify us in the event of infringement, resulting in substantial exposure to us. We cannot be assured that infringement claims arising from the incorporation of this technology will not be asserted or prosecuted against us. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential redevelopment costs and delays, all of which could materially adversely affect our business, operating results and financial condition.

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

     The stock markets, particularly the Nasdaq National Market on which our common stock is listed, have experienced significant price and volume fluctuations, and the market prices of companies focused on the Internet and wireless communications have been highly volatile. Furthermore, the market price of our common stock could decline, and investors may not be able to resell their shares at or above the purchase price. The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors including:

     o   actual or anticipated variations in our quarterly operating results;

     o announcements of new product or service offerings by us or our competitors;

     o   changes in the handheld and wireless device industries;

     o   technological innovations;

     o   competitive developments;

     o   departure of key personnel;

     o   changes in financial estimates by securities analysts; and

     o   changes in interest rates and other general economic conditions.

     In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. If brought against us, securities litigation could result in substantial costs and a diversion of our management's attention and resources.

Future sales of our common stock may cause our stock price to decline.

     Sales of significant amounts of our common stock in the public market or the perception that sales of significant amounts of common stock will occur could adversely affect the market price of our common stock or our future ability to raise capital through an offering of our equity securities. As of December 31, 2000 we had approximately 34.5 million shares of common stock outstanding, of which 6,325,000 were freely tradable, except for any shares purchased by our "affiliates" as defined in Rule 144 of the Securities Act of 1933. Our remaining shares outstanding are restricted securities and become eligible for sale on March 26, 2001, subject to the limitations of Rules 144, 144(k) and 701. Sales of a large number of restricted shares, or shares held by affiliates, could have an adverse effect on the market price for our common stock. Substantially all of the holders of these restricted securities, including our officers and directors, have entered into lock-up agreements providing that, subject to limited exceptions, they will not sell, directly or indirectly, any common stock until March 26, 2001. The managing underwriter for our initial public offering may release these shares at any time without notice.

We are uncertain of our ability to obtain additional financing for our future capital needs.

     We may need to raise additional funds to respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including costs and timing of expansion of research and development efforts and the success of such efforts, the success of our existing and new service offerings and competing technological and market developments. These factors will impact our future capital requirements and the adequacy of our available funds. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of our stockholders. There can be no assurance that additional financing will be available when needed on terms favorable to us, if at all.

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

     Provisions of our certificate of incorporation and bylaws, and of Delaware law, could limit the price that investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change of control or changes in our management. These provisions:

     o allow the board of directors to issue preferred stock without any vote or further action by the stockholders;

     o eliminate the right of stockholders to act by written consent without a meeting;

     o   eliminate cumulative voting in the election of directors; and

     o divide our board of directors into three classes, with each class serving a staggered three-year term.

     Provisions of Delaware law may discourage, delay or prevent someone from acquiring or merging with us. These provisions prevent us from engaging, under limited circumstances, in a merger or sale of more than 10% of our assets, with a stockholder who owns 15% or more of our outstanding voting stock, as well as affiliates and associates of the stockholder, for three years following the date that the stockholder became an owner of 15% or more of our outstanding voting stock unless:

     o the transaction is approved by the board of directors before the date the interested stockholder attained that status;

     o upon the closing of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced; or

     o on or after the date the business combination is approved by the board and authorized at an annual or special meeting of stockholders by at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

You should not unduly rely on forward-looking statements because they are inherently uncertain.

     You should not rely on forward-looking statements in this document. This document contains forward-looking statements that involve risks and uncertainties. We use words such as "believes," "expects," "anticipates," "intends," "plans," "future," "may," "will," "should," "estimates," "potential," or "continue" and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this document. The forward-looking statements contained in this document are subject to the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described above and elsewhere in this document

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to the impact of interest rate changes and change in the market values of our investments.

     Interest Rate Risk. We are exposed to the impact of short-term changes in interest rates. Our exposure primarily relates to our investment portfolio. We invest our excess cash in high quality corporate and municipal debt instruments. Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As a result, changes in interest rates may cause us to suffer losses in principal if forced to sell securities that have declined in market value or may cause our future investment income to fall short of expectations. Our investment portfolio is designated as available-for-sale, and accordingly is presented at fair value in the consolidated balance sheet.

     We protect and preserve our invested funds with investment policies and procedures that limit default, market and reinvestment risk. We have not utilized derivative financial instruments in our investment portfolio.

     As of December 31, 2000, we had cash and cash equivalents, and marketable securities of $73.5 million. Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase. Marketable securities are classified as available for sale, with maturities greater than three months. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required. At December 31, 2000, our cash and cash equivalents and short-term investments consisted primarily of demand deposits, money market funds, U.S. government obligations, and corporate debt securities held by three major financial institutions in the United States.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated financial statements included in this Report beginning at page F-1 are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in AvantGo's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2001 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the date 120 days after the end of our 2000 fiscal year. For information with respect to the executive officers of AvantGo, see "Employees" at the end of Part I of this report.


ITEM 11.      EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "Executive Compensation" in the Proxy Statement.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

       (1) Report of Ernst & Young LLP, Independent Auditors, dated January 19, 2001 (See page F-2 hereof).

       (2) Consolidated Balance Sheets as of December 31, 2000 and 1999. (See page F-3 hereof).

       (3) Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998 (See page F-4 hereof).

       (4) Consolidated Statements of Stockholder's Equity for the years ended December 31, 2000, 1999, 1998 and 1997 (See pages F-5 and F-6 hereof).

       (5) Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 (See page F-7 hereof).

       (6) Notes to Consolidated Financial Statements. (See pages F-8 through F-21 hereof).

(a)(2) Financial Statement Schedules

                     Schedule No.         Description
                     ------------         -----------
                     Schedule II          Valuation and Qualifying Accounts

     Other schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

     (a)(3) Exhibits. The following is a complete list of Exhibits filed as part of this Form 10-K.

Exhibit
  No        Description
-------     -----------
  2.1*      Agreement  and  Plan  of  Merger  by and  among  AvantGo,  Inc.,  GC
            Acquisition,  Inc., Globalware Computing,  Inc. and the stockholders of Globalware Computing, Inc. dated as of May 26, 2000.
  2.2*      Escrow and Indemnity  Agreement by and among  AvantGo,  Inc.,  Chase
            Manhattan  Bank and Trust  Company,  N.A.,  as escrow  agent and the stockholders of Globalware Computing, Inc.
  3.1*      Seventh Amended and Restated Certificate of Incorporation. Reference
            is made to Exhibit 3.2 of the registrant's Registration Statement on
            Form S-1 (No.  333-38888) filed with the Commission on June 8, 2000, as amended (the "Form S-1").
  3.2*      Amended and Restated Bylaws. (See Exhibit 3.4 to Form S-1).
  4.1*      Form of common stock certificate.
  4.2*      Fourth Amended and Restated  Investors'  Rights  Agreement dated May
            19, 2000.
  10.1*     Form of Indemnification Agreement (See Exhibit 10.1 to Form S-1).
  10.2*     1998  Globalware  Computing,  Inc.  stock option plan.  (See Exhibit
            10.56 to Form S-1).
  10.3*     1997 Stock Option Plan, as amended.
  10.4*     Form of Notice of Option Grant and Stock Option Agreement.
  10.5*     Form of 2000 Employee Stock Purchase Plan.
  10.6*     Form of 2000 Stock Incentive Plan.
  10.7*     Stock Option Grant Program for Non-employee Directors.
  10.8*     401(k)  Standardized  Profit Sharing Plan Adoption  Agreement by and
            between AvantGo, Inc. and Paychex Retirement Services, dated January
            1, 1998.
  10.9*     Founders Stock Purchase  Agreement by and between AvantGo,  Inc. and
            Felix Lin, dated August 11, 1997. (See Exhibit 10.16 to Form S-1).
  10.10*    Founders Stock Purchase  Agreement by and between AvantGo,  Inc. and
            Linus Upson, dated August 11, 1997. (See Exhibit 10.17 to Form S-1).
  10.11*    Employment  Offer Letter  between  AvantGo,  Inc. and Richard  Owen, dated December 4, 1999. (See Exhibit 10.34 to Form S-1).
  10.12*    Pledge  Agreement  between AvantGo,  Inc. and David B. Cooper,  Jr., dated August 30, 2000. (See Exhibit 10.58 to Form S-1).
  10.13*    Full Recourse  Promissory  Note executed by David B. Cooper,  Jr. in favor of AvantGo,  Inc. dated August 30, 2000. (See Exhibit 10.59 to
            Form S-1).
  10.14*    Change of Control Agreement by and between David B. Cooper,  Jr. and
            AvantGo,  Inc.  dated  August 30, 2000.  (See Exhibit  10.60 to Form
            S-1).
  10.15*    Amended  and  Restated  Change of Control  Agreement  by and between
            AvantGo,  Inc. and Felix Lin,  dated October 13, 1997.  (See Exhibit
            10.22 to Form S-1).
  10.16*    Change of Control Agreement by and between AvantGo, Inc. and Richard
            Owen, dated January 24, 2000. (See Exhibit 10.23 to Form S-1).
  10.17*    Amended  and  Restated  Change of Control  Agreement  by and between
            AvantGo,  Inc. and Linus Upson, dated October 13, 1997. (See Exhibit
            10.24 to Form S-1).
  10.18*+   Master Agreement by and between  AvantGo,  Inc. and American Express
            Travel-Related Services Company, Inc., dated February 16, 2000. (See
            Exhibit 10.30 to Form S-1).
  10.19*    Warrant  to  purchase  Series D  preferred  stock  issued to Imagine
            Health, Inc., dated March 8, 2000. (See Exhibit 10.33 to Form S-1).
  10.20*    Consulting  Agreement  between  AvantGo,  Inc.  and R.B.  Webber and
            Company, dated April 16, 1998. (See Exhibit 10.35 to Form S-1).

  Exhibit
    No      Description
  -------   -----------
  10.21*    Consulting  Agreement  between  AvantGo,  Inc. and RB Webber,  dated
            December 11, 1998. (See Exhibit 10.36 to Form S-1).
  10.22*    QuickStart  Loan and Security  Agreement with Silicon Valley Bank in the amount of $300,000,  dated January 28, 1998.  (See Exhibit 10.37 to Form S-1).
  10.23*    Irrevocable Standby Letter of Credit No. SVB001S with Silicon Valley
            Bank in the amount of $3,250,000,  dated June 2, 2000.  (See Exhibit
            10.38 to Form S-1).
  10.24*+   License  Agreement  by  and  between  AvantGo,   Inc.  and  McKesson
            Corporation,  dated October 1, 1998, as amended  August 31, 1999 and
            March 7, 2000. (See Exhibits 10.39, 10.40 and 10.41 to Form S-1).
  10.25*+   Agreement for  Implementation of Licensor Software  Materials by and
            between  AvantGo,  Inc. and Palm Computing Inc., dated June 1, 1999.
            (See Exhibit 10.43 to Form S-1).
  10.26*+   Marketing and Distribution  Agreement by and between  AvantGo,  Inc.
            and Microsoft  Corporation,  dated June 2, 1999, as amended  January
            25, 2000. (See Exhibits 10.44 and 10.45 to Form S-1).
  10.27*+   Enterprise  License Agreement by and between AvantGo,  Inc. and Ford
            Motor Company, dated December 9, 1999, as amended January 31, 2000 and March 7, 2000. (See Exhibits 10.46, 10.47 and 10.48 to Form
            S-1).
  10.28*    Bayshore Corporate Center Office Lease by and between AvantGo,  Inc.
            and  Cornerstone  Properties I, LLC, dated June 23, 1997, as amended
            January,  30, 1998; April 27, 1998;  November 16, 1998, and April 2,
            1999. (See Exhibits  10.49,  10.50,  10.51,  10.52 and 10.53 to Form
            S-1).
  10.29*    Bayshore Corporate Center Office Lease by and between AvantGo,  Inc.
            and  Cornerstone  Properties  I, LLC,  dated  August 5,  1999.  (See
            Exhibit 10.54 to Form S-1).
  10.30*    Net  Lease  by and  between  AvantGo,  Inc.  and The  Multi-Employer
            Property  Trust,  dated March 31, 2000.  (See Exhibit  10.55 to Form
            S-1).
  10.31     Promissory Note executed by  Mike  Aufricht and  AvantGo, Inc. dated
            April 20, 2000.
  10.32+    Amendments  to License  Agreement by and between  AvantGo,  Inc. and
            McKesson Corporation dated October 1, 1998 (as amended through March
            7, 2000)  December 30, 2000 and undated  amendments  to Exhibit B to
            License Agreement.
  21.1      Subsidiaries of the Registrant
  23.1      Consent of Ernst & Young LLP, Independent Auditors.
  24.1      Power of Attorney (see signature page)

----------
     (*) Incorporated by reference to the registrant's Registration Statement on Form S-1 (No. 333-38888) filed with the Commission on June 8, 2000, as amended.

  +  Confidential treatment granted on portions of this exhibit.

     (6)    Reports on Form 8-K

     None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2001.

                                                    AvantGo, Inc.
                                       --------------------------------------
                                                    (REGISTRANT)



                                       By: /s/ Richard Owen
                                           ----------------------------------
                                           Richard Owen
                                           Chief Executive Officer and
                                           Chairman of the Board of Directors



                                POWER OF ATTORNEY

     Know all persons by these presents, that each person whose signature appears below constitutes and appoints Richard Owen as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Name                                                  Title                                   Date
            ----                                                  -----                                   ----
Principal Executive Officers:

                /s/ Richard Owen
------------------------------------------------  Chief Executive Officer and Chairman of the          March 30, 2001
                  Richard Owen                                 Board of Directors


                 /s/ Felix Lin
------------------------------------------------    Vice Chairman of the Board of Directors            March 30, 2001
                   Felix Lin


Principal Financial and Principal
   Accounting Officer:

                /s/ David Cooper
------------------------------------------------            Chief Financial Officer                    March 30, 2001
                  David Cooper

Additional Directors:

         /s/ Christopher B. Hollenbeck
------------------------------------------------                    Director                           March 30, 2001
           Christopher B. Hollenbeck


                /s/ Dennis Jones
------------------------------------------------                    Director                           March 30, 2001
                  Dennis Jones


              /s/ Robert J. Lesko
------------------------------------------------                    Director                           March 30, 2001
                Robert J. Lesko


                /s/ Linus Upson
------------------------------------------------                    Director                           March 30, 2001
                  Linus Upson


             /s/ Gregory L. Waldorf
------------------------------------------------                    Director                           March 30, 2001
               Gregory L. Waldorf


             /s/ Jeffrey T. Webber
------------------------------------------------                    Director                           March 30, 2001
               Jeffrey T. Webber


             /s/ Peter H. Ziebelman
------------------------------------------------                    Director                           March 30, 2001
               Peter H. Ziebelman

                                  AVANTGO, INC.



                          INDEX TO FINANCIAL STATEMENTS



                                                                            Page
AvantGo, Inc.:

Report of Ernst & Young LLP, Independent Auditors........................    F-2

Consolidated Balance Sheets..............................................    F-3

Consolidated Statements of Operations....................................    F-4

Consolidated Statements of Stockholders' Equity..........................    F-5

Consolidated Statements of Cash Flows....................................    F-7

Notes to Consolidated Financial Statements...............................    F-8

               Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
AvantGo, Inc.

We have audited the accompanying consolidated balance sheets of AvantGo, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K. These financial statements and schedule are the responsibility of the management of AvantGo, Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AvantGo, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                       /s/  ERNST & YOUNG LLP



Walnut Creek, California
January 19, 2001

                                  AVANTGO, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                                    December 31,
                                                                                            -----------------------------
                                                                                                2000             1999
                                                                                            ------------     ------------
                                         ASSETS
Current Assets:
     Cash and cash equivalents ..........................................................   $     57,034     $      5,835
     Short-term investments .............................................................         16,432            3,975
     Accounts receivable, net of allowance for doubtful accounts of $240,000 in 2000
       and $50,000 in 1999, respectively ................................................          4,724            1,478
     Prepaid expenses and other current assets ..........................................          1,186              255
                                                                                            ------------     ------------
       Total current assets .............................................................         79,376           11,543
Restricted investments...................................................................          3,438               --
Property and equipment, net .............................................................          7,998              893
Goodwill and other intangibles ..........................................................         12,803               --
Other assets ............................................................................            693               63
                                                                                            ------------     ------------
       Total assets .....................................................................   $    104,308     $     12,499
                                                                                            ============     ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ...................................................................   $      3,227     $        846
     Accrued liabilities ................................................................          1,527              327
     Accrued compensation and related benefits ..........................................          2,238              239
     Current portion of capital lease obligations .......................................             --                4
     Current portion of borrowings under bank line of credit agreement ..................             40               71
     Deferred revenue ...................................................................          2,442              247
                                                                                            ------------     ------------
       Total current liabilities ........................................................          9,474            1,734

Deferred revenue ........................................................................             83               --

Borrowings under bank line of credit agreement, net of current portion ..................             --               41
Commitments
Stockholders' Equity:
     Convertible preferred stock, $0.0001 par value, issuable in Series: 10,000,000 shares  authorized  at December 31, 2000;  none and 11,472,082 shares
       issued and outstanding at December 31, 2000 and 1999, respectively ...............             --           19,480
     Common stock, $0.0001 par value; 150,000,000 shares authorized;
       34,473,663 and 9,630,062  shares issued and outstanding
       at December 31, 2000 and 1999, respectively ......................................        170,841           10,928
     Notes receivable from stockholders .................................................           (706)            (100)
     Deferred stock compensation ........................................................        (12,350)          (7,475)
     Revenue offset relating to warrant agreements ......................................         (1,099)              --
     Accumulated deficit ................................................................        (61,947)         (12,109)
     Accumulated other comprehensive income .............................................             12               --
                                                                                            ------------     ------------
       Total stockholders' equity .......................................................         94,751           10,724
                                                                                            ------------     ------------
       Total liabilities and stockholders' equity .......................................   $    104,308     $     12,499
                                                                                            ============     ============


                             See accompanying notes.

                                  AVANTGO, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                                        Year Ended December 31,
                                                                                -----------------------------------------
                                                                                  2000             1999            1998
                                                                                --------         --------         -------
Revenues:
     License fees ......................................................        $  9,087         $  1,443         $   189
     Services ..........................................................           7,231            1,446             198
                                                                                --------         --------         -------
          Total revenues ...............................................          16,318            2,889             387

Costs and expenses:
     Cost of license fees ..............................................             161               60              10
     Cost of services (1) ..............................................           3,916            1,312             210
     Product development (2) ...........................................          10,055            2,745           1,108
     Sales and marketing (3) ...........................................          29,382            4,291           1,229
     General and administrative (4) ....................................           8,042            1,404             410
     Purchased in-process research and development .....................             600             --              --
     Amortization  of  goodwill, other intangible  assets,
     and deferred stock compensation ...................................          16,582            2,605              71
                                                                                --------         --------         -------
          Total costs and expenses .....................................          68,738           12,417           3,038
                                                                                --------         --------         -------
Loss from operations ...................................................         (52,420)          (9,528)         (2,651)

Other income (expense):
     Interest income (expense), net ....................................           2,582              313              48
                                                                                --------         --------         -------
          Net loss .....................................................        $(49,838)        $ (9,215)        $(2,603)
                                                                                ========         ========         =======
     Basic and diluted net loss per share ..............................        $  (4.13)        $  (2.11)        $ (0.95)
                                                                                ========         ========         =======

     Common  shares  usesd to  calculate  basic and diluted  net
       loss per common share ...........................................          12,077            4,377           2,735
                                                                                ========         ========         =======

----------

(1) Excluding $383, $181 and $9 in amortization of deferred stock compensation for the year ended December 31, 2000, 1999 and 1998, respectively.

(2)   Excluding  $1,809,   $750  and  $38  in  amortization  of  deferred  stock
      compensation for the year ended December 31, 2000, 1999 and 1998, respectively.

(3) Excluding $3,290, $1,211 and $15 in amortization of deferred stock compensation for the year ended December 31, 2000, 1999 and 1998, respectively.

(4)   Excluding   $7,861,   $463  and  $9  in  amortization  of  deferred  stock
      compensation for the year ended December 31, 2000, 1999 and 1998, respectively.


                             See accompanying notes.

                                  AVANTGO, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        (In thousands, except share data)

                                                             Convertible                                        Notes       Deferred
                                                           Preferred Stock               Common Stock         Receivable      Stock
                                      Comprehensive    -----------------------     -----------------------       from        Compen-
                                      Income (Loss)      Shares        Amount        Shares         Amount   Stockholders    sation
                                      -------------    ---------      -------      ---------      --------   ------------  ---------
BALANCES AT DECEMBER 31, 1997                          4,434,156       1,327       6,578,000          33           --            --

  Issuance of Series B preferred
    stock, net of issuance costs .....                 3,301,886       3,480              --          --           --            --
  Exercise of stock options ..........                        --          --       1,698,120          63           --            --
  Repurchase of common stock .........                        --          --        (412,000)        (12)          --            --
Deferred stock compensation ..........                        --          --              --         456           --          (456)
Amortization of deferred stock
    compensation .....................                        --          --              --          --           --            71
  Net loss and comprehensive loss ....                        --          --              --          --           --
                                                       ---------     -------       ---------     -------      -------       -------
BALANCES AT DECEMBER 31, 1998                          7,736,042       4,807       7,864,120         540           --          (385)

  Issuance of Series C preferred
    stock, net of issuance costs .....                 3,659,898      14,373              --          --           --            --
  Issuance of Series C preferred .....
    stock in exchange for
    cancellation of notes payable ....                    76,142         300              --          --           --            --
  Exercise of stock options ..........                        --          --       1,805,942         694         (100)           --
  Repurchase of common stock .........                        --          --         (40,000)         (1)          --            --
  Deferred stock compensation ........                        --          --              --       9,695           --        (9,695)
  Amortization of deferred stock
    compensation .....................                        --          --              --          --           --         2,605
  Net loss and comprehensive Loss ....                        --          --              --          --           --            --
                                                       ---------     -------       ---------     -------      -------       -------

                                               Revenue                            Accumulated
                                                Offset                               Other             Total
                                             Relating to       Accumulated       Comprehensive     Stockholders'
                                               Warrants          Deficit          Income (Loss)        Equity
                                             ----------        ---------         -------------     ------------
BALANCES AT DECEMBER 31, 1997                        --             (291)                 --            1,069

  Issuance of Series B preferred
    stock, net of issuance costs .....               --               --                  --            3,480
  Exercise of stock options ..........               --               --                  --               63
  Repurchase of common stock .........               --               --                  --              (12)
Deferred stock compensation ..........               --               --                                   --
Amortization of deferred stock
    compensation .....................               --               --                  --               71
  Net loss and comprehensive loss ....               --           (2,603)                 --           (2,603)
                                              ---------        ---------           ---------        ---------
BALANCES AT DECEMBER 31, 1998                        --           (2,894)                 --            2,068

  Issuance of Series C preferred
    stock, net of issuance costs .....               --               --                  --           14,373
  Issuance of Series C preferred .....
    stock in exchange for
    cancellation of notes payable ....               --               --                  --              300
  Exercise of stock options ..........               --               --                  --              594
  Repurchase of common stock .........               --               --                  --               (1)
  Deferred stock compensation ........               --               --                  --               --
  Amortization of deferred stock
    compensation .....................               --               --                  --            2,605
  Net loss and comprehensive Loss ....               --           (9,215)                 --          (9,215)
                                              ---------        ---------           ---------        ---------

                                  AVANTGO, INC.

                        (In thousands, except share data)

                                                                   Convertible                                        Notes
                                                                 Preferred Stock               Common Stock         Receivable
                                            Comprehensive    -----------------------     -----------------------       from
                                            Income (Loss)      Shares        Amount        Shares         Amount   Stockholders
                                            -------------    ---------      -------      ---------      --------   ------------
BALANCES AT DECEMBER 31, 1999                                11,472,082        19,480      9,630,062     10,928       (100)
  Issuance of common stock for services ...                          --            --         12,500        187         --
  Issuance of Series D  preferred  stock
    in  connection with license ...........                       4,785            40             --         --         --
  Issuance of Series D preferred  stock,
    net of issuance costs .................                   3,726,094        31,042             --         --         --

  Exercise of stock options ...............                          --            --      1,794,445      4,157       (606)
  Repurchase of common stock ..............                          --            --       (496,167)      (141)        --
  Deferred stock compensation .............                          --            --             --     18,218         --
  Amortization of deferred stock
    compensation ..........................                          --            --             --         --         --
  Issuances of Series D warrant in
    connection with content services
    agreement..............................                      71,562           159             --         --         --
  Issuance of Series E  preferred  stock
    in connection with acquisition ........                   1,933,300        15,466             --         --         --
  Issuance of common stock options in
    connection with acquisition ...........                          --            --             --      1,444         --
  Issuance of common stock in connection
    with initial public offering, net of
    issuance costs of $7,560 ..............                                                6,325,000     68,340
  Deferred revenue relating to warrants....                          --         1,521             --         --         --
  Amortization of warrant .................                          --            --             --         --         --
  Conversion of preferred  stock into
  common stock upon initial public offering                 (17,207,823)      (67,708)    17,207,823     67,708
  Net loss ................................    $(49,838)             --            --             --         --         --
    Foreign currency translation adjustment          16              --            --             --         --         --
  Unrealized loss on investment............          (4)             --            --             --         --         --
                                               --------     -----------    ----------     ----------   --------      -------
  Comprehensive loss ......................    $(49,826)             --            --             --         --         --
                                               ========     ===========    ==========     ==========   ========      =======


BALANCES AT DECEMBER 31, 2000 .............                           0    $        0     34,473,663   $170,841      $(706)
                                                            ===========    ==========     ==========   ========      =======

                                                 Deferred         Revenue                            Accumulated
                                                   Stock           Offset                               Other             Total
                                                  Compen-       Relating to       Accumulated       Comprehensive     Stockholders'
                                                  sation          Warrants          Deficit          Income (Loss)        Equity
                                                ----------      -----------      -------------     --------------     -------------
BALANCES AT DECEMBER 31, 1999..............        (7,475)               0           (12,109)            --              10,724
  Issuance of common stock for services ...            --               --                 --            --                 187
  Issuance of Series D  preferred  stock
    in  connection with license ...........            --               --                 --            --                  40
  Issuance of Series D preferred  stock,
    net of issuance costs .................            --               --                 --            --              31,042

  Exercise of stock options ...............            --               --                 --            --               3,551
  Repurchase of common stock ..............            --               --                 --            --                (141)
  Deferred stock compensation .............       (18,218)              --                 --            --                  --
  Amortization of deferred stock
    compensation ..........................        13,343               --                 --            --              13,343
  Issuances of Series D warrant in
    connection with content services
    agreement..............................            --               --                 --            --                 159
  Issuance of Series E  preferred  stock
    in connection with acquisition ........            --               --                 --            --              15,466
  Issuance of common stock options in
    connection with acquisition ...........            --               --                 --            --               1,444
  Issuance of common stock in connection
    with initial public offering, net of
    issuance costs of $7,560 ..............                                                                              68,340
  Deferred revenue relating to warrants                --           (1,521)                --            --                  --
  Amortization of warrant .................            --              422                 --            --                 422
  Conversion of preferred  stock into
    common stock upon initial public
    offering ..............................                                                                                  --
  Net loss ................................            --               --            (49,838)           --             (49,838)
    Foreign Currency translation adjustment            --               --                 --            16                  16
  Unrealized loss on investment ...........            --               --                 --            (4)                 (4)

  Comprehensive loss ......................            --               --                 --            --                  --
                                                 --------          --------          --------        ------            --------

BALANCES AT DECEMBER 31, 2000 .............      $(12,350)         $(1,099)          $(61,947)          $12             $94,751
                                                 ========          ========          ========        ======            ========

                             See accompanying notes

                                  AVANTGO, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                                Year Ended
                                                                                               December 31,
                                                                                               ------------
                                                                                    2000             1999            1998
                                                                                  ---------        --------        -------
OPERATING ACTIVITIES:
  Net loss ...................................................................    $ (49,838)       $ (9,215)       $(2,603)
  Adjustments  to  reconcile  net loss to net cash used in  operating activities:
    Purchased in process research and development ............................          600              --             --
    Amortization of goodwill, other intangible assets, and deferred stock
       compensation ..........................................................       16,582           2,605             71
    Depreciation and amortization ............................................        1,013             163             50
    Amortization of revenue offset relating to warrant agreements ............          422              --             --
    Issuance of common stock in exchange for services ........................          187              --             --
    Changes in  operating  assets and  liabilities,  net of  business acquisition:
      Accounts receivable ....................................................       (3,174)         (1,426)           (52)
      Prepaid expenses and other current assets ..............................         (929)           (230)           (22)
      Other assets ...........................................................         (613)            (15)            (6)
      Accounts payable .......................................................        2,326             764             82
      Accrued liabilities ....................................................        1,000             295              2
      Accrued compensation and related benefits ..............................        1,999             200             32
      Deferred revenue .......................................................        2,278             231             16
                                                                                  ---------        --------        -------
        Net cash used in operating activities ................................      (28,147)         (6,628)        (2,430)

INVESTING ACTIVITIES:
  Purchase of property and equipment .........................................       (8,051)           (871)          (168)
  Business acquisition, net of cash acquired .................................          456              --             --
  Restricted Investments......................................................       (3,438)             --             --
  Cash paid for investments ..................................................      (20,781)        (10,000)            --
  Proceeds from investments ..................................................        8,428           6,025             --
                                                                                  ---------        --------        -------
        Net cash used in investing activities ................................      (23,386)         (4,846)          (168)

FINANCING ACTIVITIES:
  Borrowings under bank line of credit agreement .............................           --              --            189
  Repayment of obligations under bank line of credit agreement ...............          (72)            (71)            (6)
  Principal payments on capital lease obligations ............................           (4)            (10)           (16)
  Proceeds from issuance of convertible preferred stock, net .................       31,042          14,373          3,480
  Proceeds from issuance of convertible notes payable ........................           --             300             --
  Proceeds from issuance of common stock, net ................................       71,750             593             51
                                                                                  ---------        --------        -------
        Net cash provided by financing activities ............................      102,716          15,185          3,698
                                                                                  ---------        --------        -------
Effect of foreign exchange rate changes on cash and cash equivalents .........           16              --             --
                                                                                  ---------        --------        -------
Increase in cash and cash equivalents ........................................       51,199           3,711          1,100
Cash and cash equivalents at beginning of period .............................        5,835           2,124          1,024
                                                                                  ---------        --------        -------
Cash and cash equivalents at end of period ...................................    $  57,034        $  5,835        $ 2,124
                                                                                  =========        ========        =======


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of preferred stock in exchange for convertible notes payable.......    $      --        $    300        $    --
                                                                                  =========        ========        =======
  Issuance of preferred stock in exchange for license ........................    $      40        $     --        $    --
                                                                                  =========        ========        =======
  Issuance of preferred stock in connection with acquisition .................    $  15,466        $     --        $    --
                                                                                  =========        ========        =======
  Issuance of common stock for notes receivable from stockholder .............    $     606        $    100        $    --
                                                                                  =========        ========        =======
  Warrant issued in connection with a content service agreement ..............    $     159        $     --        $    --
                                                                                  =========        ========        =======
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for interest ...................................    $       9        $     18        $    12
                                                                                  =========        ========        =======

                             See accompanying notes.

                                  AVANTGO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

     AvantGo, Inc. (the "Company") was incorporated on June 30, 1997 in Delaware. The Company provides software and services that enable and enhance the use of Internet-based content and corporate intranets to mobile devices, including personal digital assistants and Internet-enabled phones. The Company licenses its AvantGo M-Business Server products to help its customers provide their employees, customers, suppliers and business affiliates with easy access to business information. The AvantGo Mobile Internet service allows individuals to access Internet-based content and applications and gives content providers and other businesses a new medium for reaching and interacting with new and existing customers, increasing customer acquisition and retention.


Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The functional currency of the Company's foreign subsidiary is the local currency. The Company translates all assets and liabilities to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. Gains and losses resulting from the translation for the foreign subsidiary's financial statements have not been material to date. Net gains and losses resulting from foreign exchange transactions were not significant during any of the periods presented.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of purchase and are stated at cost, which approximate fair value. Cash equivalents consist principally of investments in short-term money market instruments.

Restricted Investments

     At December 31, 2000, the Company's restricted investments are classified as available-for-sale but are pledged as collateral against a letter of credit (see Note 10). Restricted investments are held in the Company's name by major financial institutions.

Short-Term Investments

     Short-term investments consist principally of commercial paper and corporate notes with original maturities greater than 90 days and are stated at amounts that approximate fair market value. The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company classifies its short-term investments as available-for-sale. Available-for-sale investments are recorded at fair value with unrealized gains and losses reported in other comprehensive loss. Fair values of investments are based on quoted market prices, where available.

                                  AVANTGO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


Interest and other income includes realized gains and losses and declines in the value of short-term investments determined to be other than temporary, which have been immaterial to date. These valuation adjustments are derived using the specific identification method for determining the cost of investments sold. Dividend and interest income is recognized when earned.

Fair Value of Financial Instruments

     The carrying value of the Company's financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, current liabilities, and notes receivable from stockholders, approximate their fair value.

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of three years. Equipment under capital leases is amortized over the shorter of the estimated useful life or the life of the lease. Leasehold improvements are amortized over the lease life of seven years. Useful lives are evaluated regularly by management in order to determine recoverability in light of current technological conditions.

Goodwill and Other Intangible Assets

     Goodwill and other intangible assets result from prepayments of technology royalties and from the Globalware Computing acquisition accounted for under the purchase method (see Note 2). Amortization of goodwill and other intangible assets is provided on the straight-line basis over the respective estimated useful lives of the assets. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or intangible assets or render the goodwill or intangibles not recoverable. If such circumstances arise, the Company would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the goodwill or intangibles are impaired. To date, no impairment losses have been recorded.

Software Development Costs

     The Company accounts for software development costs in accordance with Financial Accounting Standards Board ("FASB") Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("FASB 86"), under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Through December 31, 2000, costs incurred subsequent to the establishment of technological feasibility have not been significant and all software development costs have been charged to product development expense in the accompanying consolidated statements of operations.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments are deposited with four high-credit quality financial institutions. Accounts receivable consists of balances due from a limited number of customers. The Company markets, sells and grants credit to its customers without requiring collateral or third-party guarantees. The Company monitors

                                  AVANTGO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


its exposure for credit losses and maintains appropriate allowances. To date, the Company has not experienced any material losses with respect to its accounts receivable. For the year ended December 31, 1999 two customers accounted for 25% and 15%, respectively of total revenues. For the year ended December 31, 2000 one of these customers accounted for 26% of total revenues.

Revenue Recognition

     The Company licenses software under non-cancelable license agreements and provides services including training, consulting and maintenance, consisting of product support services and unspecified product updates. The Company sells placement service contracts which provide customers with priority visibility on the Company's web-site, and also sells advertising on the website and on the device delivered through AvantGo Mobile Internet, a service that is free to consumers.

     License revenues are recognized when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable, collectibility is probable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. In instances where no vendor-specific objective evidence exists and the only undelivered element is maintenance, revenue is recognized ratably over the term of the agreement. The Company's agreements with its customers and resellers do not contain product return rights. Revenues from maintenance, which consist of fees for ongoing support and product updates, are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time-and materials basis under separate service arrangements. Training revenues are generated from classes offered both on-site and at customer locations. Revenues from consulting and training services are recognized as the services are performed.

     Revenues from placement agreements are recognized ratably over the service period, which in most instances is between three months and one year.
Advertising revenues are recognized based upon the lesser of the ratio of impressions delivered over the total guaranteed impressions or the straight line basis over the term of the advertising contract.

     The Company also earns revenues from advertising barter transactions. Revenues and costs from advertising barter transactions are recognized during the period in which the placement or advertising is delivered. Barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. In determining the value of the goods or services provided, the Company uses historical pricing of comparable cash transactions. Revenues earned from barter transactions were $407,000 and $92,000 for the years ended December 31, 2000 and 1999. No revenues were earned from barter transactions for 1998.

Stock-Based Compensation

     The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and has adopted the disclosure-only alternative of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FASB 123").

     In  March  2000,  the  FASB  issued   Interpretation  No.  44  ("FIN  44"),
"Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB 25 with respect to stock-related compensation. The Company's adoption of FIN 44 on July 1, 2000 did not have a material effect on the financial position or results of operations.

     All stock option awards to non-employees are accounted for at their fair value, as calculated using the Black-Scholes model, in accordance with FASB 123 and Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"). The option arrangements are subject to periodic re-valuation over their vesting terms.

                                  AVANTGO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


Advertising Expense

     The cost of advertising is expensed as incurred. Advertising costs, which are included in sales and marketing expense, were approximately $8,772,000, $91,000 and $51,000, for the years ended December 31, 2000, 1999 and 1998, respectively, including $83,000 resulting from non-monetary transactions for the year ended December 31, 1999.

Net Loss Per Share

     Basic and diluted net loss per share information for all periods is presented under the requirement of FASB Statement No. 128, "Earnings per Share" ("FASB 128"). Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options, warrants, and convertible securities. Shares subject to repurchase will be included in the computation of net loss per share when the Company's commitment to repurchase these shares lapses.

     Pro forma basic and diluted net loss per share has been computed as described above and also gives effect, under Securities and Exchange Commission guidance, to the conversion of preferred shares not included above that automatically converted to common shares immediately prior to the completion of the Company's initial public offering, using the if-converted method from the original date of issuance (See Note 6).

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

     The following table presents the calculation of basic and diluted, and pro forma basic and diluted net loss per share (in thousands, except share and per share amounts):

                                                                                     Year Ended December 31,
                                                                         -------------------------------------------------
                                                                              2000              1999               1998
                                                                         ------------       ------------       -----------
Historical:
   Net loss ...........................................................  $    (49,838)      $     (9,215)      $    (2,603)
                                                                         ============       ============       ===========
   Weighted average shares of common stock outstanding ................    16,366,727          8,924,914         7,419,275
   Less weighted average shares that may be repurchased ...............    (4,289,389)        (4,548,317)       (4,684,523)
                                                                         ------------       ------------       -----------

   Weighted average shares of common stock
     outstanding used in computing basic and
     diluted net per loss share .......................................    12,077,338          4,376,597         2,734,752
                                                                         ============       ============       ===========
   Basic and diluted net loss per share ...............................  $      (4.13)      $      (2.11)      $     (0.95)
                                                                         ============       ============       ===========

Pro Forma:
   Net loss ...........................................................  $    (49,838)
                                                                         ============
   Weighted-average shares used in computing basic
     and diluted net loss per share (from above) ......................    12,077,338

                                  AVANTGO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


   Pro forma adjustment to reflect weighted effect of
     conversion of convertible  preferred  stock from the date
     of issuance (unaudited) ..........................................    11,312,443
                                                                           ----------
   Weighted-average shares used in computing pro
     forma basic and diluted net per loss share (unaudited) ...........    23,389,781
                                                                           ==========
   Pro forma basic and diluted net loss per share (unaudited) .........    $    (2.13)
                                                                           ==========

     If the Company had reported net income, the calculation of historical and pro forma basic and diluted loss per share would have included approximately an additional 9,866,258, 5,226,544 and 5,135,357 common equivalent shares related to the outstanding stock options, shares subject to repurchase and warrants not included above (determined using the treasury stock method) for the years ended December 31, 2000, 1999 and 1998, respectively.

Income Taxes

     The Company accounts for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes" ("FASB 109"), which requires the use of the liability method in accounting for income taxes. Under FASB 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Segment Information

     The Company adopted FASB 131 in the year ended December 31, 1998. The Company has only one operating segment for which management reviews the consolidated data, and therefore there is no impact on the Company's financial statements of adopting FASB 131.

Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. The adoption of SAB 101 has not had a material impact on the Company's revenue recognition policies or their reported results of operations.

     Statement of Financial Accounting Standard No.133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Company as of January 1, 2001. The standards require that the Company recognize all derivatives as either

                                  AVANTGO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


assets or liabilities measured at fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of SFAS 133 will not have a material effect on the financial statements, since it currently does not hold derivative instruments or engage in hedging activities.

2.       Business Acquisition

     Effective May 26, 2000, the Company acquired Globalware Computing, Inc. ("Globalware"), a company which develops and sells software designed to increase connectivity between business and personal databases using handheld devices, in a transaction accounted for as a purchase. The operations of Globalware are included in the consolidated statement of operations from the date of acquisition. The purchase consideration was approximately $17.1 million consisting of 1,933,300 shares of preferred stock with a fair value of $15,500,000, stock options to acquire 180,438 shares of common stock with a fair value of $1,400,000, and approximately $200,000 of acquisition costs.

     The fair values of equity securities issued by the Company in the acquisition were determined as follows: common stock--$8.00 per share based on a discount from recent per share prices of preferred stock sales to reflect the superior rights of the preferred stock; and common stock options--$8.00 per share based on a fair value computation as of the acquisition date using the Black-Scholes valuation mode.

     The purchase consideration was allocated to the acquired assets and assumed liabilities based on deemed fair values as follows (in thousands):

     Net tangible assets..................................................................       $   666
     Intangible assets:
          Purchased technology............................................................         3,100
          Assembled workforce.............................................................           530
          Goodwill........................................................................        12,214
                                                                                                  ------
               Total intangible assets....................................................        15,844
     Purchased in-process research and development charged to operations for the year
           ended December 31, 2000........................................................           600
                                                                                                 -------
               Total purchase consideration...............................................       $17,110
                                                                                                 =======

     Goodwill arising from the acquisition is being amortized on a straight-line basis over three years. Identified intangible assets will be amortized over their estimated useful lives over three years.

     Purchased in-process research and development consists of a single project to develop connectivity software that enables end users to conduct wireless and modem synchronization from Palm devices to the Globalware server. This tool has been added to the Company's suite of products. The Company's management is primarily responsible for estimating the fair value of the purchased in-process research and development. The Company estimated the revenues, costs and resulting net cash flows from the project, and discounted the net cash flows back to their net present value. These estimates were based on several assumptions, including those summarized below. The resultant value was then adjusted to reflect only the value creation effort of Globalware prior to the acquisition and further reduction by the estimated value of core technology, which was included in capitalized purchased technology.

     Revenues and operating profit attributable to the in-process research and development were estimated over a three-year projection period. The resulting projected net cash flows were discounted to their present value using a discount rate of 23%, which was calculated based on the weighted-average cost of capital, adjusted for the technology risk associated with the purchased in-process research and development. The technology risk was considered to be significant due to the rapid pace of technological change in the software industry.

                                  AVANTGO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


     The following unaudited pro forma adjusted summary represents the consolidated results of operations for the year ended December 31, 2000 and 1999 as if the acquisition of Globalware had been consummated on January 1, 1999 and is not intended to be indicative of future results (in thousands, except per share amounts) (unaudited).

                                                                           Year ended
                                                                          December 31,
                                                                       2000          1999
                                                                       ----          ----
Pro forma adjusted total revenues.................................   $17,281      $  4,324
Pro forma adjusted net loss.......................................   (51,359)      (14,190)
Pro forma adjusted net loss per share--basic and diluted..........   $ (3.80)     $  (2.25)

     The pro forma results of operations include historical operations of the Company and Globalware adjusted to reflect certain pro forma adjustments, including amortization of goodwill and other intangible assets arising from the acquisition and do not include the charge for purchased in-process research and development of $600,000 since it is a nonrecurring charge. These results do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or the results of operations which may occur in future periods.

3.   SHORT-TERM INVESTMENTS

     The following is a summary fair value of available for sale securities at December 31, 2000 (in thousands)

                                                                     Gross            Gross
                                                 Amortized         Unrealized       Unrealized          Fair
                                                    Cost             Gains           Losses             Value
                                                ---------------------------------------------------------------

Money market mutual funds                         $23,051          $    --           $     --           $23,051

Auction rate preferred stock                        9,785                                  --             9,785

Corporate bonds and commercial paper               38,540                6                (10)           38,536
                                                ---------------------------------------------------------------
                                                  $71,376          $     6           $    (10)          $71,372
                                                ===============================================================

Included in short-term investments                                                                      $16,432
Included in cash and cash equivalents                                                                    54,940
                                                                                                        -------
                                                                                                        $71,372
                                                                                                        =======

     Short-term investments consisted primarily of money market funds and commercial paper as of December 31, 1999. The amortized cost of such investments approximated their fair value.

                                  AVANTGO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                                December 31,
                                                             ------------------
                                                             2000         1999
                                                             ------       -----
       Computers and equipment...........................    $5,275       $ 915
       Furniture, fixtures and improvements..............     3,954         196
                                                             ------       -----
                                                              9,229       1,111
       Less accumulated depreciation and amortization....    (1,231)       (218)
                                                             ------       -----
                                                             $7,998       $ 893
                                                             ======       =====

5.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets consists of the following at December 31, 2000 (in thousands)


                                                             Life (years)
Purchased technology                         $ 3,100             3
Assembled workforce                              530             3
Prepaid technology royalties                      40             3
Goodwill                                      12,214             3
                                             -------
Goodwill and other intangible assets          15,884
Accumulation amortization                     (3,081)
                                             -------
Goodwill and other intangible assets, net    $12,803
                                             =======

     The Company did not have goodwill or other intangible assets at December 31, 1999.





6.   INCOME TAXES

     There has been no provision for U.S. federal, state or foreign income taxes for any period as the Company has incurred operating losses in all periods and for all jurisdictions.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                               December 31,
                                                          ---------------------
                                                            2000          1999
                                                          --------      -------
      Deferred tax assets:
         Net operating loss carryforwards..............   $ 13,985      $ 3,542
         Deferred revenue                                      976           99
         Other.........................................      2,227          261
                                                          --------      -------
      Total deferred tax assets........................     17,188        3,902
      Valuation allowance..............................    (17,188)      (3,902)
                                                          --------      -------
      Net deferred tax assets..........................   $     --      $    --
                                                          ========      =======

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $12,116,000 and $2,764,000 during the years ended December 31, 2000 and 1999, respectively.

     As of December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $35.0 million, which expire in fiscal years 2012 through 2020 and federal research and development tax credits of approximately $500,000 which expire in the years 2012 through 2020.

     Utilization of the Company's net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

7.   BANK LINE OF CREDIT AGREEMENT

     In January 1998, the Company entered into a line of credit agreement with a bank which provides for borrowings of up to $300,000. Borrowings of $40,000 were outstanding under the line of credit at December 31, 2000. Borrowings under the line of credit bear interest at the bank's prime plus 0.5% (9.5% at December 31, 2000). The line of credit matures in July 2001 and borrowings are payable in 32 equal monthly installments commencing in December 1998. Outstanding borrowings under the agreement are collateralized by substantially all the Company's assets.

                                  AVANTGO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


8.   CONVERTIBLE NOTES PAYABLE

     In April 1999, the Company issued a convertible note payable to a vendor in exchange for $300,000 in cash. The note payable bore interest at 8% per year and was convertible into shares of Series C preferred stock at $3.94 per share at the option of the payee and upon the sale of such shares by the Company. However, no interest was payable by the Company in case of conversion. The note payable was converted into 76,142 shares of the Company's Series C convertible preferred stock in connection with the Company's sale of the preferred stock in June 1999.

9.  STOCKHOLDERS' EQUITY

Common Stock

     In October 2000, the Company sold 6,325,000 shares of common stock in its initial public offering, including the underwriters over-allotment of 825,000 shares, with proceeds, net of commissions, to the Company of approximately $68.3 million. In conjunction with the initial public offering, all of the then outstanding shares of Series A, B, C, D and E of the Company's preferred stock converted into shares of common stock on a one-to-one basis.

Preferred Stock

      Effective September 2000, the stockholders of the Company approved an amendment to the Company's certificate of incorporation authorizing 10,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix its rights, preferences, privileges, and restrictions, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences , and the number of shares constituting any series or designation of the series.

Common Stock Issued to Founders

     In August and September 1997, the Company issued 5,600,000 shares and 872,000 shares of common stock respectively, to the Company's founders at $0.005 per share, which the Company determined to be the fair value of the common stock upon the formation of the Company. These common shares are subject to repurchase rights which allow the Company to repurchase the shares at $0.005 per share in the event of termination of employment, death or disability. Of the August issuance, 25% is not subject to repurchase, and the other 75% provides for a lapse of repurchase rights ratably over 48 months. The September stock issuance generally expires 25% after the first year and ratably over three years thereafter. At December 31, 2000, 603,500 shares were subject to repurchase rights.

Warrants

     On February 1, 2000, the Company issued a warrant to purchase 117,558 shares of series D preferred stock at an exercise price of $8.36 per share. The warrant was issued in connection with a Content and Service agreement pursuant to which the Company and Yahoo! have agreed to co-brand their content and make it available to users of their services. The service component of the agreement provides that the Company agrees to make the AvantGo Mobile Internet service, including but not limited to Yahoo!'s content, available to Yahoo! users. A total of 58,779 shares vested at the closing of the Company's Series D

                                  AVANTGO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


Preferred Stock financing in March 2000. The remaining shares vested on the effective date of the Company's initial public offering. The warrant was exercised in October 2000 in a net issuance for a total of 71,562 shares of common stock. The fair value of $437,000 was estimated using the Black-Scholes valuation model with the following assumptions: risk-free interest rate of 6.50%, expected life of 3 years, expected dividend yield of 0%, and volatility of 70%. The fair value of this warrant is being charged to operations over the term of the business arrangement.

     The company issued a second warrant on February 1, 2000 to purchase 117,558 shares of Capital Stock at the average fair value of the company's common stock over the most recent twenty business days before the vesting date. The warrant expired when the Company agreed to purchase $1,000,000 of advertising from Yahoo, in accordance with terms of the warrant.

     In March 2000, the company entered into a software license agreement and three year Channel Management Agreement (Agreements). In connection with these Agreements, the company issued a warrant to purchase 358,851 shares of Series D preferred stock at an exercise price of $8.36 per share. The warrant is immediately exercisable and non forfeitable and expires three years from the issue date. The fair value of the warrant of $1,521,000 was calculated using the Black-Scholes valuation model with the following assumptions: risk-free interest rate of 6.5%; expected life of 3 years; expected dividend yield of 0%; and volatility rate of 70%. The estimated fair value was originally recorded in equity and is being amortized as a reduction to revenue over the three year term of the Agreements.

Employee Stock Purchase Plan

     The Board of Directors adopted the 2000 Employee Stock Purchase Plan (the "ESPP") in May 2000 that was effective upon the completion of the Company's initial public offering of its common stock. A total of 350,000 shares of common stock have been reserved for issuance under our ESPP. Eligible employees may purchase common stock at the lesser of the Company's initial public offering price per share of common stock or 85% of the last day of the applicable six-month purchase period. As of December 31, 2000, no shares had been issued under the ESPP and the first purchase period ends on July 31, 2001.

Stock Option Plan

     The Company has reserved 13,213,600 shares of common stock under the 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan provides for incentive stock options, as defined by the Internal Revenue Code, to be granted to employees, at an exercise price not less than 100% of the fair value at the grant date as determined by the Board of Directors, unless the optionee is a 10% shareholder, in which case the option price will not be less than 110% of such fair market value. The 1997 Plan also provides for nonqualified stock options to be issued to employees and consultants at an exercise price of not less than 85% of the fair value at the grant date. Options granted generally have a maximum term of 10 years from grant date, are immediately exercisable and generally vest over a four year period. The plan provides that shares issued under the plan prior to vesting are subject to repurchase by the Company upon termination of employment at the original price paid for the shares. The repurchase rights lapse at the rate of 25% after one year and ratably on a monthly basis for three years thereafter. As of December 31, 2000, 2,245,180 shares were subject to repurchase.

     In January 2000 and July 2000, the Board of Directors reserved an additional 1,800,000 and 4,000,000 shares of common stock, respectively, for issuance under the 1997 Plan.

     In May 2000, the Board of Directors adopted the 2000 Stock Incentive Plan (the "2000 Plan"). There are 1,500,000 shares of common stock authorized for issuance under the plan and any shares reserved but not granted under the 1997 Plan or returned to the 2000 Plan upon termination of options will also be available for issuance. The terms of the 2000 Plan are substantially similar to the 1997 Plan, except that options cannot be exercised prior to vesting, and there are no repurchase rights.

                                  AVANTGO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


     A summary of the Company's stock option activity under the Plan is as follows:

                                                                    Weighted-
                                                   Number of         Average
                                                    Shares        Exercise Price
                                                  ---------       --------------
     Granted ................................         4,000          $0.03
                                                  ---------
Outstanding at December 31, 1997 ............         4,000           0.03
     Granted ................................     2,295,320           0.06
     Exercised ..............................    (1,698,120)          0.04
     Canceled ...............................       (60,000)          0.13
                                                  ---------
Outstanding at December 31, 1998 ............       541,200           0.12
     Granted ................................     3,891,000           1.09
     Exercised ..............................    (1,805,942)          0.38
     Canceled ...............................       (30,000)          0.13
                                                  ---------
Outstanding at December 31, 1999 ............     2,596,258           1.40
     Granted ................................     6,552,520           5.83
     Exercised ..............................    (1,794,445)          2.37
     Canceled ...............................      (234,587)          4.45
                                                  ---------
Outstanding at December 31, 2000 ............     7,119,746          $5.12
                                                  =========

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                                    Options Outstanding                   Options Exercisable
                                                    -------------------                   -------------------
                                                          Weighted-
                                                           Average
                                                          Remaining       Weighted-                      Weighted-
                                                         Contractual       Average                        Average
                  Range of              Number of           Life          Exercise       Number of       Exercise
                Exercise Prices           Shares         (in Years)        Price           Shares         Price
                ---------------           ------         ----------        -----           ------         -----
                 $0.03--0.75               487,866            8.03        $ 0.26          433,299        $ 0.24
                 $1.25--2.33             2,639,708            8.91          2.02        2,614,022          2.04
                 $2.90--3.50               583,125            9.24          3.18          583,125          3.18
                 $4.50--5.63               304,600            9.44          4.88          293,100          4.85
                  6.00--7.25               220,734            9.69          6.24          124,234          6.00
                  8.36-8.90              2,110,208            9.61          8.58        2,110,208          8.58
                 9.45--10.00               507,005            9.75          9.55          387,655          9.45
                    12.00                  257,500            9.74         12.00          257,500         12.00
                    16.13                    9,000            9.80         16.13            --              --
                                         ---------                                      ---------
                    Total                7,119,746            9.12          5.12        6,803,143          4.99


Shares Reserved for Future Issuance


As of December 31, 2000, shares of common stock reserved for future issuance were as follows:

Stock options available for grant................................    2,475,785
Stock options outstanding........................................    7,119,746
Warrants outstanding.............................................      358,851
                                                                       -------
Total shares reserved for future issuance........................    9,954,382
                                                                     =========

                                  AVANTGO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


Pro Forma Disclosure of the Effect of Stock-Based Compensation

     Pro forma information regarding results of operations and net loss per share is required by FASB 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of FASB 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate of 6.0%, no dividend yield, a weighted average expected life of the option of 4.5 years and volatility factors of 0, 0 and 0.7 for the years ended December 31, 1998, 1999 and 2000, respectively.

     The option valuation models are developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the options. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Had compensation cost for the Company's stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the minimum value method of FASB 123, the Company's net loss and pro forma basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                            Year Ended December 31,
                                                                ----------------------------------------------
                                                                    2000               1999             1998
                                                                    ----               ----             ----
     Pro forma net loss......................................   $(51,096)            $(6,411)         $(2,532)
     Pro forma basic and diluted net loss per share..........   $  (4.23)            $ (1.46)         $ (0.95)

     The weighted average fair value of options granted, which is the value assigned to the options under FASB 123, was $4.35, $3.18, and $0.29 for options granted during the years ended December 31, 2000, 1999 and 1998 respectively.

     The pro forma impact of options on the net loss for the years ended December 31, 2000 and 1999 is not representative of the effects on net income
(loss) for future years, as future years will include the effects of additional years of stock option grants.

Deferred Stock Compensation

     The Company recorded deferred stock compensation of $17,636,000, $8,186,000 and $456,000 during the years ended December 31, 2000, 1999 and 1998, respectively, representing the difference between the exercise price and the deemed fair value for financial accounting purposes of the Company's common stock on the date the stock options were granted. In the absence of a public market for the Company's common stock, the deemed fair value was based on the price per share of recent preferred stock financings. These amounts are being amortized by charges to operations over the vesting periods of the individual stock options using a graded vested method. Such amortization amounted to approximately $11,998,000, $2,432,000 and $71,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The expected annual amortization for stock options granted through December 31, 2000, (assuming no cancellations) for the next four years will be as follows:

                                  AVANTGO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


               2001....................................      $7,206,000
               2002....................................      $3,341,000
               2003....................................      $1,160,000
               2004....................................        $ 70,000

     The Company also recorded deferred stock compensation of approximately $582,000 and $1,509,000 during the years ended December 31, 2000 and 1999, respectively, relating to the issuance of 174,000 and 266,000 of consultant options for administrative and sales and marketing services. This amount was computed using the Black-Scholes option valuation model. Unvested shares will be remeasured at each measurement date, as they are variable awards, and the related amortization will be charged to operations over the remaining term of the related consulting agreements. Such amortization amounted to approximately $1,345,000 and $173,000 for the years ended December 31, 2000 and 1999, respectively. The assumptions used to compute the value of the options at the grant date under Black-Scholes are as follows: expected volatility, 0.7;
expected life, 5 years; expected dividend yield, 0%; and risk-free interest rate, 6.0%.

Notes Receivable From Stockholders

     During 2000 and 1999, the Company issued $948,000 and $100,000, respectively, of full recourse notes receivable from stockholders which bear interest at rates ranging from 6.5% to 8.5% per annum in consideration for the exercise of stock options and the purchase of Series D Preferred Stock. During 2000, a note receivable of $342,000 was repaid in full plus interest. The notes are collateralized by the underlying shares of common stock and mature on various dates through fiscal 2005.

10.  COMMITMENTS

Leases

     The Company leases its facilities under various noncancelable operating leases that expire at various dates through 2007. Rent expense under operating lease arrangements amounted to $1,537,000, $374,000 and $109,000 for the years ended December 31, 2000, 1999, and 1998 respectively. The original cost on the equipment under capital leases is $34,000 and is fully amortized as of December 31, 2000. The capital lease obligations are paid in full. Future minimum payments under operating leases are as follows (in thousands):

Year ending December 31,
          2001..................................................      $  3,486
          2002..................................................         2,851
          2003..................................................         2,213
          2004..................................................         2,300
          2005..................................................         2,327
          Thereafter............................................         4,059
                                                                      --------
                                                                      $ 17,236
                                                                      ========

     The Company maintains two restricted certificates of deposit totaling $3,438,000 held as collateral for the operating leases for two of the Company's facilities.

11.  EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) plan that allows eligible employees to contribute up to 15% of their pretax salary, subject to annual limits. Contributions by the Company are at the discretion of the Board of Directors. No discretionary contributions have been made by the Company to date.

                                  AVANTGO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


12.      RELATED PARTY TRANSACTION

     The Company has entered into two consulting agreements with R.B. Webber & Company, Inc., which is related to one of the Company's directors. Pursuant to these consulting agreements, R.B. Webber & Company, Inc. has provided consulting services to the Company with respect to the development of the Company's business plan and the performance of a market study. The Company paid R.B. Webber & Company, Inc. $392,000, $115,000 and $24,000 for such services during the years ended December 31, 2000, 1999, and 1998 respectively.

13.      QUARTERLY RESULTS OF OPERATIONS(UNAUDITED)

     The following table contains, for the period presented, selected data from our consolidated Statements of Operations. The data has been derived from our unaudited consolidated financial statements, and, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the results of operations for these periods.

                                                              [In thousands, except per share data]
                                                                        Three Months Ended
                                                  March 31           June 30         September 30        December 31
2000
Total revenues                                    $ 1,661           $  3,456           $  4,636           $  6,565
Total costs and expenses                            9,309             14,952             21,324             23,153
Net loss                                           (7,431)           (11,001)           (16,231)           (15,175)
Basic and diluted net loss per share                (1.30)             (1.69)             (2.67)             (0.50)

1999
Total revenues                                    $   228           $    561           $  1,052           $  1,048
Total costs and expenses                            1,343              2,132              3,591              5,351
Net loss                                           (1,108)            (1,565)            (2,369)            (4,173)
Basic and diluted net loss per share                (0.31)             (0.38)             (0.51)             (0.82)

                                  AVANTGO, INC.


Schedule II: Valuation and Qualifying Accounts
(in thousands)

                                                    Balance at     Additions           Balance at
                                                    Beginning       Charged              End of
                                                    of Period      to Expense            Period
                                                    ---------      ----------            ------
Year ended December 31, 2000:
   Allowance for doubtful accounts                 $       50       $   190             $   240
                                                   --------------------------------------------
                                                   $       50       $   190             $   240
                                                   ============================================

Year ended December 31, 1999:
   Allowance for doubtful accounts                 $       --       $    50             $    50
                                                   --------------------------------------------
                                                   $       --       $    50             $    50
                                                   ============================================