Form 10-Q
period 2001-03-31
AVANTGO INC
filed 2001-05-09
CIK 1110700

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED MARCH 31, 2001 COMMISSION FILE NUMBER: 000-31561

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

                                 (510) 259-4000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes |X| No |_|

             As of May 2, 2001 there were 34,589,437 shares of the
                     Registrant's Common Stock outstanding.

                                  AvantGo, Inc.
                                    Form 10-Q
                                 March 31, 2001

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets as of March 31,
          2001 and December 31, 2000. .....................................  3
         . Condensed Consolidated Statements of Operations for
            the three  months ended March 31, 2001 and March 31, 2000 .....  4
         . Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 2001 and March 31, 2000 ..........  5
         . Notes to Condensed Consolidated Financial Statements ...........  6
ITEM 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................  8
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ....... 18

PART II. OTHER INFORMATION
ITEM 2.  Changes in Securities and Use of Proceeds. ....................... 19
ITEM 6.  Exhibits and Reports on Form 8-K. ................................ 19
         Signatures ....................................................... 19

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        March 31,   December 31,
                                                          2001          2000
                                                          ----          ----
                                                       (Unaudited)
                                                       -----------

ASSETS
Current Assets:

  Cash and cash equivalents ........................    $  66,463     $  57,034
  Short-term investments ...........................           --        16,432
  Accounts receivable, net of allowance of
     $315,000 in 2001 and $240,000 in 2000 .........        5,414         4,724
  Prepaid expenses and other current assets ........        1,619         1,186
                                                        ---------     ---------

   Total current assets ............................       73,496        79,376
  Restricted investments ...........................        3,438         3,438
  Property and equipment, net ......................        8,963         7,998
  Goodwill and other intangibles ...................       11,633        12,803
  Other assets .....................................          727           693
                                                        ---------     ---------

      Total assets .................................    $  98,257     $ 104,308
                                                        =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable .................................    $   2,690     $   3,227
  Accrued liabilities ..............................        1,737         1,527
  Accrued compensation and related benefits ........        2,797         2,238
  Current portion of borrowings under bank
     line of credit agreement ......................           --            40
  Deferred revenue .................................        6,182         2,442
                                                        ---------     ---------
  Total current liabilities ........................       13,406         9,474
  Deferred revenue .................................           --            83
Commitments
Stockholders' Equity:
  Common stock, $0.0001 par value; 150,000,000
     shares authorized; 34,520,916 and
     34,473,663 shares issued and outstanding
     at March 31, 2001 and December 31, 2000,
     respectively ..................................      169,499       170,841
  Notes receivable from stockholders ...............         (502)         (706)
  Deferred stock compensation ......................       (8,625)      (12,350)
  Revenue offset relating to warrant
     agreements ....................................         (972)       (1,099)
  Accumulated deficit ..............................      (74,755)      (61,947)
  Accumulated other comprehensive loss .............          206            12
                                                        ---------     ---------

  Total stockholders' equity .......................       84,851        94,751
                                                        ---------     ---------

  Total liabilities and stockholders' equity .......    $  98,257     $ 104,308
                                                        =========     =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                           2001          2000
                                                         --------      --------
Revenues:
 License fees ...............................            $  4,063      $    753
 Services ...................................               3,244           908
                                                         --------      --------
 Total revenues .............................               7,307         1,661
Costs and expenses:
 Cost of license fees .......................                  25            27
 Cost of services ...........................               1,419           547
 Product development ........................               3,994         1,145
 Sales and marketing ........................               8,305         3,246
 General and administrative .................               3,372         1,120
 Amortization of goodwill, other
   intangible assets and deferred
   stock compensation .......................               3,774         3,224
                                                         --------      --------

 Total costs and expenses ...................              20,889         9,309

Loss from operations ........................             (13,582)       (7,648)
 Interest and other income, net .............                 774           217
                                                         --------      --------

 Net loss ...................................            $(12,808)     $ (7,431)
                                                         ========      ========

 Basic and diluted net loss per share .......            $   (.41)     $  (1.30)
                                                         ========      ========
 Basic and diluted common shares used
   to calculate basic and diluted net
   loss per common share ....................              31,339         5,704
                                                         ========      ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                               2001            2000
                                                                                               ----            ----
OPERATING ACTIVITIES:
     Net loss                                                                                $(12,808)       $ (7,431)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Amortization of goodwill, other intangible assets and deferred stock compensation        3,774           3,224
       Depreciation                                                                               592             117
       Amortization of revenue offset relating to warrant agreements                              127              42
       Issuance of common stock in exchange for services                                           --              96
       Changes in operating assets and liabilities:
         Accounts receivable                                                                     (690)         (5,757)
         Prepaid expenses and other current assets                                               (433)              6
         Accounts payable                                                                        (477)            102
         Accrued liabilities                                                                      150             (56)
         Accrued compensation and related benefits                                                559             446
         Deferred revenue                                                                       3,657           5,161
                                                                                             --------        --------

          Net cash used in operating activities                                                (5,549)         (4,050)
 INVESTING ACTIVITIES:
     Purchase of property and equipment                                                        (1,557)           (778)
     Purchase of other intangibles                                                               (150)             --
     Purchase of other assets                                                                     (34)            (26)
     Proceeds from investments                                                                 16,436           1,189
                                                                                             --------        --------

          Net cash provided by investing activities                                            14,695             385
 FINANCING ACTIVITIES:
     Repayment of obligations under bank line of credit agreement                                 (40)            (18)
     Principal payments on capital lease obligations                                               --              (1)
     Proceeds from issuance of convertible preferred stock, net                                    --          27,116
     Proceeds from note receivable from stockholder                                               204              --
     Proceeds from issuance of common stock, net of stock repurchase                              (71)          1,157
                                                                                             --------        --------

          Net cash provided by financing activities                                                93          28,254
                                                                                             --------        --------
Effect of exchange rate changes on cash and cash equivalents                                      190              --
                                                                                             --------        --------

Increase in cash and cash equivalents                                                           9,429          24,589
Cash and cash equivalents at beginning of period                                               57,034           5,835
                                                                                             --------        --------

Cash and cash equivalents at end of period                                                   $ 66,463        $ 30,424
                                                                                             ========        ========


 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

    Issuance of preferred stock for notes receivable from stockholder                        $     --        $    342
                                                                                             ========        ========

    Deferred stock compensation related to grants of options for common stock                $     --        $ 10,913
                                                                                             ========        ========

    Issuance of common stock for notes receivable from stockholder                           $     --        $    356
                                                                                             ========        ========

    Revenue offset related to warrant agreements                                             $     --        $  1,521
                                                                                             ========        ========

SUPPLEMENTAL DISCLOSURES:
    Cash paid during the period for interest                                                 $      5        $      3
                                                                                             ========        ========

    Warrant issued in connection with a content service agreement                            $     --        $    159
                                                                                             ========        ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2001
                                   (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.


NOTE 2. NET LOSS PER SHARE

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

     Pro forma net loss per share has been computed as described above and also gives effect, under Securities and Exchange Commission guidance, to the conversion of preferred shares not included above that automatically converted to common shares immediately prior to the closing of our initial public offering on October 2, 2000, using the if-converted method.

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

     The calculation of historical pro forma basic and diluted net loss per share is as follows:

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                              2001                   2000
                                                                            --------               --------
                                                                        (in thousands, except per share amounts):
Historical:
 Net loss ..............................................................    $(12,808)              $ (7,431)
                                                                            ========               ========

 Weighted average shares of common stock outstanding ...................      34,466                 10,178

 Less weighted average shares that may be repurchased ..................      (3,127)                (4,474)
                                                                            --------               --------

 Weighted average shares of common stock outstanding used
 in computing basic and diluted net loss per share .....................      31,339                  5,704
                                                                            ========               ========

 Basic and diluted net loss per share ..................................    $  (0.41)              $  (1.30)
                                                                            ========               ========

Pro forma:
 Net loss ..............................................................    $(12,808)              $ (7,431)
                                                                            ========               ========

 Weighted average shares used in computing basic and
 diluted net loss per share (from above) ...............................      31,339                  5,704

Adjustment to reflect the effect of the assumed
 conversion of preferred stock from the date of issuance ...............          --                 12,340
                                                                            --------               --------

 Weighted average shares used in computing pro forma
 basic and diluted net loss per share ..................................      31,339                 18,044
                                                                            ========               ========

 Pro forma basic and diluted net loss per share ........................    $  (0.41)              $  (0.41)
                                                                            ========               ========

NOTE 3. COMPREHENSIVE LOSS

     Financial Accounting Standards Board (SFAS) No. 130 "Reporting for Comprehensive Income", established standards of reporting and display of comprehensive income and its components of net income and "Other Comprehensive Income". "Other Comprehensive Income" refers to revenues, expenses and gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three months ended March 31, 2001 and 2000 were as follows (in thousands):

                                             Three months ended
                                                   March 31,
                                             2001           2000
                                           --------       --------
Net loss                                   $(12,808)      $ (7,431)
Foreign currency translation adjustments        218             26
                                           --------       --------
Comprehensive loss                         $(12,590)      $ (7,405)
                                           ========       ========


NOTE 4. BUSINESS SEGMENT INFORMATION

     The Company operates in a single operating segment, providing software and services that enable and enhance the use of Internet-based content and corporate applications to mobile devices, including personal digital assistants and Internet-enabled phones.

Geographic Information

     The Company operates in the North America and in Europe. Approximately 14% of revenues were derived from outside North America in the three months ended March 31, 2001. Less than 10% of revenues were derived from outside North America in the three months ended March 31, 2000. At March 31, 2001 and March 31, 2000, less than 10% of the Company's assets were located outside North America.

     One customer accounted for 19% and 34% of the Company's revenues during the three months ended March 31, 2001 and 2000, respectively.

NOTE 5. SUBSEQUENT EVENTS

     On April 24, 2001, we announced our plans to reduce future operating costs through certain restructuring actions. In particular, we announced our intentions to reduce our workforce by approximately 50 people and to record a non-cash restructuring charge related to the disposal of excess equipment and office space.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

     This document contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve risks and uncertainties, including, but not limited to, those identified in the section of this Form 10-Q entitled "Factors Affecting Our Future Operating Results," which may cause actual results to differ materially from those discussed in such forward-looking statements. When used in this document, the words "believes," "expects," "anticipates," "intends," "plans," "future," "may," "will," "should," "estimates," "potential," or "continue" and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Factors that could cause or contribute to such differences include those discussed below, as well as those contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. We undertake no obligation to release publicly the results of any revision to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC. Readers are urged to review and consider carefully the various disclosures made by us in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risk factors that may affect our business.

     As used in this report on Form 10-Q, unless the context otherwise requires, the terms "we," "us" or "the Company" and "AvantGo" refer to AvantGo, Inc., a Delaware corporation and, unless the context otherwise requires, its wholly-owned subsidiaries.

OVERVIEW

     We provide software and services that enable and enhance the use of Internet-based content and corporate applications to mobile devices, including personal digital assistants and Internet-enabled phones. We license our AvantGo M-Business Server products to help companies provide their employees, customers, suppliers and business affiliates with easy access to business information. Our AvantGo Mobile Internet service allows individuals to access Internet-based content and applications and gives content providers and other businesses a new medium for reaching and interacting with new and existing customers, increasing customer acquisition and retention. In addition, the AvantGo Mobile Internet service gives businesses the option of leveraging our base of over 2.5 million registered users, giving these companies a fast and efficient means to build a mobile audience.

     We were incorporated in June 1997 as a Delaware corporation under the name Bombardier Software, Inc. and changed our name to AvantGo, Inc. in January 1998. In September 1998, we launched our AvantGo Enterprise products and services. In May 1999, we introduced our AvantGo Mobile Internet service. In May 2000, we completed our purchase of Globalware Computing and began integrating its software products and consulting services. In October 2000, we completed our initial public offering raising approximately $68.3 million in net proceeds, after deducting underwriter discounts, commissions and other offering expenses. Although our revenues have increased each quarter since inception, we have never been profitable. As of March 31, 2001, we had an accumulated deficit of approximately $74.8 million.

OUR BUSINESS

     Our primary sources of revenues are generated by our license agreements and our services agreements. License revenues for our AvantGo M-Business Server products, which are typically based on fixed-fee agreements, are recognized when we have executed an agreement with a customer, delivery and acceptance have occurred, the fee is fixed or determinable, and the collection of the related receivable is deemed probable. Historically, our services revenue has consisted primarily of professional services and technical support fees. Revenue from professional services is recognized on a monthly basis as the services are performed. Technical support fees are recognized ratably on a monthly basis over the course of the support period, typically twelve months. Our services revenue also includes amounts derived from the operation of our AvantGo Mobile Internet service, which include placement, subscription, and advertising revenues and revenue sharing arrangements. Placement and advertising revenues are recognized ratably over the period of time in which placement or advertising is provided.

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

     Our costs and expenses are classified into three general operational categories: product development, sales and marketing, and general and administrative. In addition, our operating expenses include amortization of goodwill, intangible assets, deferred stock-based compensation and other acquisition-related costs.

     We classify all charges to the product development, sales and marketing, and general and administrative categories based on the nature of the expenses. Each of these three categories includes commonly recurring expenses such as salaries, employee benefits, travel and entertainment costs, and allocated communication, rent and depreciation costs. We allocate these expenses to each of the functional areas that derive a benefit from such expenses based upon their respective headcount. The sales and marketing category of costs and expenses also includes sales commissions and expenses related to public relations and advertising, trade shows and marketing collateral materials. The general and administrative category of operating expenses also includes administrative and professional services fees.

     In connection with the granting of stock options to, and restricted stock purchases by, our employees, we recorded deferred stock compensation totaling approximately $28.4 million as of March 31, 2001. This amount represents the difference between the exercise and the deemed fair value of our common stock for financial accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options. The amortization of the remaining deferred stock compensation will result in additional charges to operations through fiscal year 2004.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     The following table sets forth certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for any future period.

                                                              Three Months Ended
                                                                  March 31,
                                                                2001    2000
                                                                ----    ----

Revenues:
   License fees                                                   56%     45%
   Services                                                       44%     55%
                                                                ----    ----

   Total revenues                                                100%    100%
Costs and expenses:
   Cost of license fees                                            0%      2%
   Cost of services                                               19%     33%
   Product development                                            55%     69%
   Sales and marketing                                           114%    195%
   General and administrative                                     46%     67%
   Amortization of goodwill, other intangible assets and
     deferred stock compensation                                  52%    194%
                                                                ----    ----
   Total costs and expenses                                      286%    560%
                                                                ----    ----

Loss from operations                                            (186%)  (460%)
   Interest and other income, net                                 11%     13%
                                                                ----    ----
   Net loss                                                     (175%)  (447%)
                                                                ====    ====


Comparisons of Three Months Ended March 31, 2001 and 2000

Revenues

     Total revenue was approximately $7.3 million and $1.7 million for the three months ended March 31, 2001 and 2000, respectively, representing an increase in the first quarter of 2001 of approximately $5.6 million, or 340%, over the comparable quarter of the prior year. The growth in revenues period-over-period reflects our relatively early stage of development and is primarily attributable to our expanding sales force. Revenues may not increase at the same rate in the future.

     License Fees. License fee revenues increased approximately $3.3 million from approximately $753,000 for the three months ended March 31, 2000 to approximately $4.1 million for the three months ended March 31, 2001. The increases in the dollar amounts of license fee revenues are primarily attributable to increases in sales of licenses to new customers resulting from increased headcount in our sales force.

     Services.  Services  revenue  increased  approximately  $2.3  million  from approximately $908,000 for the three months ended March 31, 2000 to approximately $3.2 million for the three months ended March 31, 2001. This increase was primarily attributable to increased consulting services performed in connection with increased license fees, as well as the continued expansion of our AvantGo

Mobile Internet service organization.

     Deferred revenues reflected on our balance sheet were $6.2 million at March 31, 2001 as compared to $5.4 at March 31, 2000.

     We have seen a rapid and increasingly severe downturn in the United States economy during the fourth quarter of fiscal 2000 and the first quarter of fiscal 2001. Although we expect this economic downturn to continue into the second quarter of fiscal 2001, we cannot be certain as to the severity or duration of this downturn. Nor can we predict the extent and timing, if any, of the impact of the economic downturn in the United States on economies in other countries and geographic regions in which we conduct business. If the economic conditions in the United States fail to improve or if wider or global economic slowdowns occur, the demand for our products and services may be reduced. In addition to reducing our customers' and prospective customers' budgets for our products and services, these economic slowdowns may also adversely affect our customers' ability to pay for our products and services. Accordingly, these economic slowdowns may have a material adverse impact on our business, operating results and financial condition.

Costs and Expenses

     Cost of License Fees. Our cost of license fees decreased approximately $2,000 from approximately $27,000 for the three months ended March 31, 2000 to approximately $25,000 for the three months ended March 31, 2001. This decrease was primarily attributable to the expiration of prepaid technology royalties during the quarter ended March 31, 2001. We expect the cost of license fees to increase as we enter into agreements with other software developers and incorporate their products into ours.

     Cost of Services. Our cost of services increased approximately $872,000 from approximately $547,000 for the three months ended March 31, 2000 to approximately $1.4 million for the three months ended March 31, 2001. This increase was primarily due to increased expenditures resulting from the expansion of our AvantGo Mobile Internet service and expansion of our consulting services organization. We expect these costs to increase to the extent that services revenues increase.

     Product Development. Product development expenses increased approximately $2.8 million from approximately $1.1 million for the three months ended March 31, 2000 to approximately $4.0 million for the three months ended March 31, 2001. This increase was primarily a result of increased hiring of engineers and product development personnel. To date, all software development costs have been expensed in the period incurred.

     Sales and Marketing. Our sales and marketing expenses include those related to compensation, public relations and advertising, trade shows and marketing materials. Sales and marketing expenses increased approximately $5.1 million from approximately $3.2 million for the three months ended March 31, 2000 to approximately $8.3 million for the three months ended March 31, 2001. This increase was attributable to increases in the number of employees in our sales and marketing organizations, and related costs, such as increased sales commissions, as well as increased advertising and marketing program expenditures.

     General and Administrative. General and administrative expenses consist primarily of salaries, recruiting and related costs for general corporate functions including executive, accounting and administrative personnel, lease expenses, facilities costs and other miscellaneous general corporate expenses. Our general and administrative expenses increased approximately $2.3 million from approximately $1.1 million for the three months ended March 31, 2000 to approximately $3.4 million for the three months ended March 31, 2001. This increase was due primarily to an increase in the number of executive, finance and administrative employees.

     Amortization of goodwill, other intangible assets and deferred stock compensation. We are amortizing the amount of goodwill, core technology and acquired workforce that we purchased in connection with our acquisition of Globalware, in addition to other related acquisition costs. We are also amortizing the amount that equals the difference between the fair value of stock options granted to our employees and consultants and what were considered to be the deemed fair values of our common stock, in the case of option grants to employees and on values based on the Black-Scholes formula for valuing options, in the case of grants to non-employees, in each case on the date of the grants over vesting periods using a graded vesting method.

     We recognized approximately $3.2 million of such expenses during the three months ended March 31, 2000 and approximately $3.8 million during the three months ended March 31, 2001. We anticipate that the amortization of the additional deferred stock compensation will result in additional charges through fiscal year 2004. We also recognized approximately $1.3 million of amortization of goodwill and other intangible assets during the three months ended March 31, 2001. There was no amortization of goodwill and other intangible assets included in the three months ended March 31, 2000. We expect to continue amortizing goodwill and other intangible assets through fiscal year 2002.

     Interest and Other Income, Net. Net interest and other income increased approximately $557,000 from approximately $217,000 for the three months ended March 31, 2000 to approximately $774,000 for the three months ended March 31, 2001. This increase was primarily due to increased cash balances as a result of the closing of our initial public offering in October 2000.

Liquidity and Capital Resources

     Since inception, we have funded our operations primarily through the sale of equity securities, through which we have raised net proceeds of $122.9 million through March 31, 2001. As of March 31, 2001, we have $66.5 million of cash and cash equivalents.

     Net cash used in operating activities totaled $5.5 million for the three months ended March 31, 2001, as compared with $4.1 million for the comparable period in 2000. The principal use of cash was to fund our losses from operations. Net cash provided by financing activities totaled $93,000 during the three months ended March 31, 2001, as compared with $28.3 million for the comparable period in 2000, which included proceeds from our series D preferred round of financing.

     Since our inception, our investing activities have consisted primarily of purchases of fixed assets, principally computer hardware and software. Capital expenditures totaled $1.6 million in the three months ended March 31, 2001, as compared with $778,000 for the comparable period in 2000. The increase is primarily due to expenditures related to leasehold improvements for our Chicago and San Mateo offices.

     We currently anticipate that our current cash and cash equivalents together with the net proceeds from our initial public offering will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including costs and timing of expansion of research and development efforts and the success of such efforts, the success of our existing and new service offerings and competing technological and market developments. The factors described earlier in this paragraph will impact our future capital requirements and the adequacy of our available funds. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of our stockholders. There can be no assurance that additional financing will be available when needed on terms favorable to us, if at all.

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

     Our enterprise software and services compete primarily with offerings from the following types of companies:

     o server synchronization software providers, including Palm, Inc., PUMATECH, Inc. and Oracle Corporation,

     o handheld application development environment providers, including PUMATECH, Inc., IBM Corporation, and Microsoft Corporation; and

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

Our future success will depend on our ability to anticipate and keep pace with technological change, and if we experience delays in developing and introducing software compatible with new products and technologies, our business will suffer.

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

     Since our inception, we have never been profitable. From inception through March 31, 2001, we had an accumulated deficit of $74.8 million. Our success will depend in large part upon our ability to generate sufficient revenue to achieve profitability and to effectively maintain existing relationships and develop new relationships with enterprise customers, content providers and e-businesses. In particular, we intend to expend significant financial resources on product development and sales and marketing. As a result, we expect to incur additional losses and continued negative cash flow from operations for the foreseeable future, and we may not achieve or maintain profitability.

Because our quarterly operating results are volatile and difficult to predict, period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely on them as indications of future performance.

     Our revenues consist primarily of fees received from licensees of our enterprise software, which accounted for 56% of our revenues for the year ended December 31, 2000 and 56% of our revenues for the three months ended March 31, 2001. We also obtain significant revenues from professional services rendered to our enterprise customers. In the year ended December 31, 2000 and the three months ended March 31, 2001, advertising and placement fees from our AvantGo Mobile Internet service also generated a portion of our revenue. Because our licensing, professional services and AvantGo Mobile Internet service revenues can vary substantially from month to month and are difficult to predict, and we expect to continue to rely on these revenues, our future quarterly revenues and operating results may fluctuate substantially. As a result of these factors, we believe that quarter-to-quarter or other periodic comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets, such as Internet software. Examples of the factors that could cause our quarterly results to vary include:

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

     Our enterprise software, which consists of our AvantGo M-Business Server, AvantGo Mobile Engine for Web, AvantGo Mobile Engine for Microsoft Exchange and AvantGo Mobile Engine for Lotus Notes, products, together with related technical support fees, has accounted for 61% of our revenues in the three months ended March 31, 2001 and 56% of our revenues in 2000 and 50% of our revenues in 1999. We expect that a significant portion of our revenues, particularly over the next two years, will depend upon the continued and growing market acceptance of our enterprise software products. The lifecycle of our products is particularly difficult to estimate because of growing competition and the changing marketplace. Our enterprise software may not achieve acceptance among businesses and other organizations. A decline in the demand for our enterprise software or our failure to successfully develop, introduce or market new or enhanced products in a timely manner would have a negative impact on sales of our enterprise products, jeopardizing our most important source of revenues. The sales cycle for our products is lengthy. Due to the recent economic downturn, our current and prospective customers may elect to delay or postpone investments in technology such as ours, which would harm our enterprise sales efforts and cause our business to suffer.

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

     We currently derive a significant portion of our enterprise software revenues from a small number of major customers. For example, American Express Travel-Related Services, Ford Motor Company and McKessonHBOC, our three largest customers, represented 5%, 6% and 19% of our total revenues for the first quarter of fiscal year 2001. We expect that McKessonHBOC will continue to represent a significant portion of our revenues over the next year. Any disruption or termination of our commercial relationships with McKessonHBOC would harm our revenues.

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

     Even if the market for mobile devices continues to expand, our success will depend, among other things, on whether businesses and consumers adopt our products and services for obtaining Web-based information and applications on the Internet and intranets. We have expended considerable resources on sales and marketing of our products and services. During the quarter ended March 31, 2001, our sales and marketing expenses were approximately $8.3 million. As revenues increase, we expect that these expenses will continue to increase. If our sales and marketing efforts are inadequate and we are unable to build our visibility and brand name, our enterprise revenues will fall and consumer use of our AvantGo Mobile Internet service will fail to develop, jeopardizing our ability to generate transaction-based commissions from that service.

If we fail to either maintain our existing relationships or enter into new key relationships with leading hardware and software manufacturers, our brand awareness and the use of our products and services will suffer.

     The success of our product and service offerings depends, in large part, on our ability to develop and maintain relationships with leading hardware and software manufacturers, such as Palm, Inc., Microsoft Corporation, and Research in Motion Ltd., that bundle or offer our software with their product offerings. We depend on these relationships to:

     o    distribute our products to purchasers of mobile devices;

     o    increase usage of our AvantGo Mobile Internet service;

     o    build brand awareness through product marketing; and

     o    cooperatively market our products and services.

     All of our agreements with these companies are non-exclusive and have broad rights of termination. In addition, these agreements do not require these companies to bundle our software with all of their product offerings. For example, our software is bundled with the Palm, Inc. devices in the Palm III and V families, but is not bundled with the Palm, Inc. devices in the Palm VII(TM) family, and Palm, Inc. may choose not to bundle our software with future product offerings.

     Some of these manufacturers, including Palm, Inc., have services that compete with our AvantGo Mobile Internet service. Any of these manufacturers may choose either to promote its competing service or promote the services of one or more of our other competitors, which could limit the growth of our AvantGo Mobile Internet service. If we fail to maintain these relationships or fail to enter into relationships with other leading hardware or software manufacturers, the distribution of our software to consumers and our AvantGo Mobile Internet service will suffer.

Our success depends on strong performance by equipment manufacturers and software companies with whom we have key relationships.

     Because we depend on equipment manufacturers like Palm, Inc. and Research in Motion Ltd., and software companies like Microsoft Corporation to help distribute our software and promote our AvantGo Mobile Internet service, the growth of our AvantGo Mobile Internet service is dependent in part upon their success. If the products that these companies sell, or the operating systems upon which these products are based, were to lose popularity, or if any of these equipment manufacturers or software companies cease to distribute our software in significant volumes, our business would suffer.

The use of our AvantGo Mobile Internet service may be reduced if we are unable to maintain and expand our agreements with content providers and e-businesses.

     Existing users of our content providers and e-businesses that deliver content to our website account for a significant portion of the traffic to our AvantGo Mobile Internet Service. To expand our AvantGo Mobile Internet service, we must maintain quality relationships with these content providers and e-businesses and enter into new relationships that provide our users access to compelling content and services. Our objective is to promote Web-based transactions effected through the use of mobile devices and to obtain a share of the revenues generated by those transactions. If we fail to add additional valuable content and services, Internet users may be less likely to actively use our service and to engage in commercial transactions using our service, which, in turn, would harm our business.

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

     We sell our products in the United States and abroad. We manage our European sales and marketing operations through our U.K. subsidiary, AvantGo Europe, Ltd. Revenues from international sales represented 14% of our revenues in the three months ended March 31, 2001, and we anticipate that revenue from international operations will represent an increasing portion of our total revenue. Our business will therefore be increasingly subject to the risks associated with doing business internationally. We expect that the costs of developing overseas revenues will exceed those revenues. Accordingly, our future results could be harmed by a variety of factors, including:

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

     If we fail to successfully integrate any businesses, products, technologies or personnel that we acquire, that would harm our business. We cannot guarantee that we will not need to write off any of our investments or that our investments will yield a significant return, if any. We may issue equity securities to finance acquisitions, which would dilute our current stockholders' investment, or we may incur significant indebtedness, which could harm our business.

If we fail to manage future expansion effectively, we may be unable to meet our customers' needs or to attract new customers.

     We expect to continue to expand our operations for the foreseeable future. We expect to hire additional new employees to support our professional services, product development, marketing and administrative groups. Because of the technical nature of our products, we anticipate that it will take several months to train new personnel. We must also develop our operating, administrative, financial and accounting systems and controls, and maintain close coordination among our product development, accounting, finance, marketing, and customer support operations. Failure to accomplish any of these objectives would impede our ability to deliver products in a timely fashion, fulfill existing customer commitments and attract and retain new customers, which would harm our business.

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

     Recently, there have been reports of computer viruses impacting handheld device operating systems. Viruses and publicity about them may adversely impact our product sales and usage of our AvantGo Mobile Internet service. In particular, the unavailability of anti-virus protection that our users deem to be adequate to combat these viruses could have a material adverse effect on both our enterprise license business as well as our AvantGo Mobile Internet service.

We do not maintain redundant facilities for our servers, and system failures resulting from earthquakes, power outages or other causes, or accidental or intentional security breaches could disrupt our operations, cause us to incur significant expenses, expose us to liability and harm our reputation.

     Our operations depend upon our ability to maintain and protect our computer systems, which are located at our corporate headquarters in San Mateo, California and at facilities owned and operated by Level 3 Communications in
Sunnyvale, California. We currently do not have redundant facilities for our servers. Our systems therefore are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. The potential impact on the Company and our general infrastructure of being located near major earthquake faults is unknown, but operating results could be materially adversely affected in the event of a major earthquake. In addition, California has recently experienced significant power shortages, which have resulted in brief power outages, or "blackouts", in parts of the state. These blackouts could cause disruptions to our operations, especially our AvantGo Mobile Internet service, which is housed at Level 3 Communications and during a blackout could become inaccessible to our users. Additionally, these blackouts could disrupt the operations of our distributors, resellers, and customers. Although we maintain insurance against break-in, unauthorized access, vandalism, fires, floods, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case, and will not likely compensate us for all the damages caused by these or similar events.

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

     We are subject not only to government regulations applicable to businesses generally, but also to laws and regulations directly applicable to the Internet. Demand for our software in certain countries, and our ability to meet this demand, is subject to export controls on hardware and on the encryption software incorporated into our products. In addition, state, federal and foreign governments may adopt laws and regulations governing any of the following issues:

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

We may be subject to liability for transmitting information, and our insurance coverage may be inadequate to fully cover us against this liability.

     We could be exposed to liability with respect to third-party information that our users access with our software. Even if these claims do not result in liability to us, they would likely divert management's attention and resources and we could incur significant costs in investigating and defending against these claims. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may be inadequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed.

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

We incorporate software licensed from third parties into our products, and our loss of these licenses could disrupt our sales.

     We currently license software from third parties to provide security and to enable AvantGo users to access electronic mail, contacts and other personal information. If we were found to be in breach of any of our license agreements, or, in any event, upon termination of such agreements, we would have to discontinue the use of the licensed software, cease the use and sale of products containing this software, and incur expenses to develop or obtain licenses to other technology. We may be unable to develop alternative technologies or to obtain a license to use the software formerly licensed to us on commercially reasonable terms.

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

     Sales of significant amounts of our common stock in the public market or the perception that sales of significant amounts of common stock will occur could adversely affect the market price of our common stock or our future ability to raise capital through an offering of our equity securities. As of March 31, 2001 we had approximately 34.5 million shares of common stock outstanding, of which 31.3 million were freely tradable, except for any shares purchased by our "affiliates" as defined in Rule 144 of the Securities Act of 1933. Sales of a large number of restricted shares, or sales of shares held by affiliates, could have an adverse effect on the market price for our common stock.

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

     o upon the closing of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced; or

     o on or after such date, the business combination is approved by the board and authorized at an annual or special meeting of stockholders by at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

You should not unduly rely on forward-looking statements because they are inherently uncertain.

     You should not rely on forward-looking statements in this document. This document contains forward-looking statements that involve risks and uncertainties. We use words such as "believes," "expects," "anticipates," "intends," "plans," "future," "may," "will," "should," "estimates," "potential," or "continue" and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this document. The forward-looking statements contained in this document are subject to the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described above and elsewhere in this document.

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

     As of March 31, 2001, we had cash and cash equivalents of $66.5 million, consisting of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase. Declines in interest rates over time will result in lower interest income.

     Foreign Currency Exchange Risk. We develop products in the United States for sale in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. We have one foreign subsidiary whose expenses are incurred in its local currency. As exchange rates vary, its expenses, when translated, may vary from expectations and adversely impact overall expected profitability. Our operating results have not been significantly affected by exchange rate fluctuations in the first quarter of 2001. If, during the remainder of 2001, the U.S. dollar uniformly decreases in strength by 10% relative to the currency of our foreign sales subsidiary, our operating results for the remainder of 2001 would likely not be significantly affected.


PART II -- OTHER INFORMATION

Item 2. Change in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities

During the period covered by this report on Form 10-Q, we issued and sold unregistered securities as follows:

o From January 1, 2001 through March 31, 2001, we granted options to purchase approximately 2.1 million shares of common stock at a weighted average exercise price of approximately 3.99 per share to employees, consultants and directors under our 2000 Stock Incentive Plan. The sale and issuance of these shares was exempt from registration under the Securities Act pursuant to Rule 701 promulgated thereunder on the basis that these options were offered and sold either pursuant to a written compensatory benefit plan or pursuant to written contracts relating to consideration, as provided by Rule 701, or pursuant to
Section 4(2) of the Securities Act on the basis that the transactions did not involve a public offering.

ITEM 6. Exhibits and Reports on Form 8-K

(b)  Reports on Form 8-K.

     We filed no reports on Form 8-K  during  the  quarter  covered by this Form
10-Q.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AVANTGO, INC.

Date:  May 9, 2001                     By: /s/ David B. Cooper, Jr.
                                        ----------------------------
                                        David B. Cooper, Jr.
                                        Chief Financial Officer
                                        (Principal financial and chief
                                        accounting officer)