Form 10-K/A
period 2000-12-31
AVANTGO INC
filed 2001-08-06
CIK 1110700

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-K/A
                                (Amendment No. 1)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission File Number 000-31561

                                  AvantGo, Inc.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                     94-3275789
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

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

Yes [X] No [_]

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders for 2001 are incorporated by reference in Part III of this Form 10-K.

================================================================================

           AMENDED FILING OF FORM 10-K TO CORRECT CERTAIN INFORMATION

This amendment is being filed for the sole purpose of correcting information pertaining to beneficial ownership of AvantGo stock held by Peter Ziebelman provided in Part III, Item 12 of the Annual Report on Form 10-K for AvantGo, Inc. for the year ended December 31, 2000, which Item is replaced in whole by the following:


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 20, 2001, certain information with respect to the beneficial ownership of the Company's common stock by (i) each person that the Company knows owns more than 5% of the Company's common stock; (ii) each of the Company's directors, (iii) each of the Company's named executive officers; and (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated, the Company believes the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power with respect to the shares listed opposite their names. Unless otherwise indicated, the following officers, directors and stockholders can be reached at the Company's principal offices.


                                                                   Shares Beneficially    Percentage of Class
Beneficial Owner                                                          Owned             Outstanding(1)
----------------                                                   -------------------    -------------------
21st Century Internet Fund, L.P.(2) .............................       6,064,106              17.59%
      2 South Park, 2nd Floor
      San Francisco, CA 94107

Entities affiliated with Dresdner RCM Global Investors U.S. .....       1,918,100               5.56%
Holdings LLC (3)
      4 Embarcadero Center
      San Francisco, CA 94111

Entities affiliated with Adobe Systems Incorporated(4) ..........       1,969,981               5.71%
      345 Park Avenue
      San Jose, CA 95110

Christopher B. Hollenbeck(5)(6) .................................         922,864               2.68%
      c/o Granite Ventures, LLC
      One Bush Street, 12th Floor
      San Francisco, CA 94104

Michael Aufricht(7) .............................................         295,000                  *

David B. Cooper, Jr.(8) .........................................         495,000               1.44%

Phillip Hibberd(9) ..............................................         265,000                  *

Dennis Jones(10) ................................................          50,000                  *

Robert Lesko(11) ................................................          41,200                  *

Felix Lin(12) ...................................................       1,993,522               5.78%

David Moore(13) .................................................         813,362               2.36%

Richard Owen(14) ................................................       1,820,000               5.28%

Linus Upson .....................................................       2,018,522               5.86%

Gregory Waldorf(15) .............................................         759,925               2.20%

Jeff Webber(16) .................................................         541,081               1.57%

Rafael Weinstein(17) ............................................       1,724,000               5.00%

Peter Ziebelman(2) ..............................................       6,064,106              17.59%
      c/o 21st Century Internet Fund, LP
      2 South Park, 2nd Floor
      San Francisco, CA 94107

All directors and executive officers as a group (13
      persons)(18) ..............................................      16,079,582              46.65%


----------------

(1) Based on 34,471,683 shares of the Company's common stock outstanding on March 20, 2001. Shares of common stock subject to options that are exercisable within 60 days of March 20, 2001 are deemed beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage for any other person. Except pursuant to applicable community property laws or as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock as shown as beneficially owned by such stockholder. Unless otherwise indicated, the address of each of the individuals listed in the table is c/o AvantGo, Inc., 1700 South Amphlett Boulevard, Suite 300, San Mateo, California 94402.

(2) Includes 5,741,140 shares held by 21st Century Internet Fund, L.P. and 322,966, shares held by 21VC Fund II, L.P. Peter Ziebelman, one of the Company's directors, is a general partner of 21st Century Internet Fund, L.P. and 21VC Fund II, L.P. Mr. Ziebelman disclaims beneficial ownership of the shares held by 21st Century Internet Fund, L.P. and 21VC Fund II, L.P. except to the extent of his pecuniary interest therein.

(3) Includes 1,918,100 shares held by Dresdner RCM Global Investors U.S. Holdings LLC, as managed into accounts on a discretionary basis.

(4) Includes 1,823,574 shares held by Adobe Incentive Partners, L.P., of which Adobe Systems Incorporated is a general partner. Adobe Systems Incorporated disclaims beneficial ownership of such shares except as to their pecuniary interest therein.

(5) Includes 321,806 shares held by H&Q Adobe Ventures Management II, L.L.C., 24,358 shares held by Adobe Ventures III, L.P., 1,479 shares held by HQVA Adobe Ventures Management III, L.L.C., 574,021 shares held by H&Q AvantGo Investors, L.P. and includes 1,200 shares held by Mr. Hollenbeck.

(6) Christopher Hollenbeck, one of the Company's directors, is a managing director of Granite Ventures, LLC, formerly H&Q Venture Associates, LLC. Mr. Hollenbeck disclaims beneficial ownership of the shares held by affiliates of Granite Ventures, LLC, formerly H&Q Venture Associates, LLC, except to the extent of his pecuniary interest therein.

(7) Includes 200,000 shares of common stock issuable upon exercise of immediately exercisable options, all of which have not vested. Also includes 136,269 shares of common stock that are subject to the Company's right of repurchase.

(8)  Includes   467,000  shares  of  common  stock  issuable  upon  exercise  of immediately exercisable options. All 495,000 shares are subject to the Company's right of repurchase.

(9) Represents 265,000 shares of common stock issuable upon exercise of immediately exercisable options.

(10) Represents 50,000 shares of common stock issuable upon exercise of immediately exercisable options.

(11) Includes 5,000 shares of common stock that are subject to the Company's right of repurchase.

(12) Includes 40,000 shares of common stock that are subject to the Company's right of repurchase and 3,000 shares of common stock which Mr. Lin holds as custodian for his minor son. Also includes 115,000 shares held by each of The Felix Lin 2000 Annuity Trust and The Betty Mae Lin 2000 Annuity Trust. Mr. Lin disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(13) Includes 35,000 shares of common stock that are subject to the Company's right of repurchase and 40,000 shares of common stock which Mr. Moore holds as custodian for his minor daughter. Also includes 160,000 shares of common stock issuable upon exercise of immediately exercisable options of which 150,625 shares of Common Stock are subject to the Company's right of repurchase. Mr. Moore disclaims beneficial ownership of the shares held as custodian for his minor daughter except to the extent of his pecuniary interest herein.

(14) Includes 1,355,556 shares of common stock issuable upon exercise of immediately exercisable options, of which 1,237,500 shares are subject to the Company's right of repurchase.

(15) Includes 722,925 shares held by Sleepy Hollow Investment Partnership, L.P. Mr. Waldorf is one of the Company's directors and is also a limited partner of Fayez Sarofim Investment Partnership #5, L.P., Sleepy Hollow Investment Partnership, L.P.'s general partner. Mr. Waldorf disclaims beneficial ownership of the shares held by Sleepy Hollow Investment Partnership, L.P., except to the extent of his pecuniary interest therein. Also includes 15,556 shares of common stock that are subject to the Company's right of repurchase.

(16) Includes 434,991 shares held by The Entrepreneurs' Fund, L.P., The Entrepreneurs' Fund II, L.P., The Entrepreneurs' Growth Fund, L.P. and RBW Investments LLC. Mr. Webber, one of the Company's directors, is a managing director of the general partners of the Entrepreneurs' Funds and is the managing director of RBW Investments LLC, and disclaims beneficial ownership of the shares held by such funds, except to the extent of his pecuniary interest therein. Mr. Webber owns 106,090 shares of common stock of which 31,500 shares are subject to the Company's right of repurchase.

(17) Includes 110,000 shares of common stock that are subject to the Company's right of repurchase.

(18) Includes 2,141,834 shares of common stock that are subject to the Company's right of repurchase.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in San Mateo, California on the 3rd day of August, 2001.

                                        AVANTGO, INC.
                                 --------------------------
                                        (REGISTRANT)


                                        By:  /s/ Richard Owen
                                             --------------------------
                                             Richard Owen
                                             Chief Executive Officer and
                                             Chairman of the Board of Directors


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this amendment to the Report on Form 10-K has been signed below by the following persons in the capacities indicated below on August 3, 2001.


             Name                                       Title
             ----                                       -----

Principal Executive Officers:

                 *                         Chief Executive Officer and Chairman
------------------------------------            of the Board of Directors
           Richard Owen


                 *                       Vice Chairman of the Board of Directors
------------------------------------
            Felix Lin


Principal Financial and Principal
   Accounting Officer:

                 *                              Chief Financial Officer
------------------------------------
            David Cooper

Additional Directors:

                 *                                    Director
------------------------------------
     Christopher B. Hollenbeck


                 *                                    Director
------------------------------------
            Dennis Jones


                 *                                    Director
------------------------------------
          Robert J. Lesko


                 *                                    Director
------------------------------------
            Linus Upson

                 *                                    Director
------------------------------------
         Gregory L. Waldorf


                 *                                    Director
------------------------------------
         Jeffrey T. Webber


                 *                                    Director
------------------------------------
         Peter H. Ziebelman


*By:     /s/ Richard Owen
------------------------------------
   Richard Owen, Attorney-in-fact