Form 10-Q
period 2001-06-30
AVANTGO INC
filed 2001-08-10
CIK 1110700

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001

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

                                 Yes |X| No |_|

     As of August 2, 2001 there were 35,037,884 shares of the Registrant's Common Stock outstanding.

                                  AvantGo, Inc.
                                    Form 10-Q
                                  June 30, 2001

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheets as of June 30, 2001
             and December 31, 2000...........................................  3
           Condensed Consolidated Statements of Operations for
             the three and six  months ended June 30, 2001
             and June 30, 2000...............................................  4
           Condensed Consolidated Statements of Cash Flows for
             the six  months ended June 30, 2001 and June 30, 2000...........  5
           Notes to Condensed Consolidated Financial Statements..............  6
ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................  8
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.......... 20

PART II. OTHER INFORMATION
ITEM 4.  Submission of Matters to a Vote of Security Holders................. 20
ITEM 6.  Exhibits and Reports on Form 8-K.................................... 21
         Signatures.......................................................... 21

PART I.  FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)



                                                                                     June 30,   December 31,
                                                                                      2001         2000
                                                                                      ----         ----
                                                                                   (Unaudited)   (Note 1)
                                                                                    ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents .....................................................   $  57,461    $  57,034
  Short-term investments ........................................................          --       16,432
  Accounts receivable, net of allowance of $357,000 in 2001 and $240,000 in 2000        4,820        4,724
  Prepaid expenses and other current assets .....................................       1,136        1,186
                                                                                    ---------    ---------

     Total current assets .......................................................      63,417       79,376
  Restricted investments ........................................................       3,438        3,438
  Property and equipment, net ...................................................       8,656        7,998
  Goodwill and other intangible assets ..........................................      10,173       12,803
  Other assets ..................................................................         579          693
                                                                                    ---------    ---------

     Total assets ...............................................................   $  86,263    $ 104,308
                                                                                    =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..............................................................   $   1,586    $   3,227
  Accrued liabilities ...........................................................       3,070        1,527
  Accrued compensation and related benefits .....................................       2,786        2,238
  Current portion of borrowings under bank line of credit agreement .............          --           40
  Deferred revenue ..............................................................       4,551        2,442
                                                                                    ---------    ---------
     Total current liabilities ..................................................      11,993        9,474
  Deferred revenue, net of current portion ......................................          --           83
  Accrued restructuring charges, net of current portion .........................       1,340           --
Commitments
Stockholders' equity:
   Common stock, $0.0001 par value; 150,000,000 shares authorized; 34,603,166 and
     34,473,663 shares issued and outstanding at June 30, 2001 and December 31,
     2000, respectively .........................................................     168,281      170,841
  Notes receivable from stockholders ............................................        (502)        (706)
  Deferred stock compensation ...................................................      (5,531)     (12,350)
  Revenue offset relating to warrant agreements .................................        (845)      (1,099)
  Accumulated deficit ...........................................................     (88,683)     (61,947)
  Accumulated other comprehensive loss ..........................................         210           12
                                                                                    ---------    ---------

     Total stockholders' equity .................................................      72,930       94,751
                                                                                    ---------    ---------

     Total liabilities and stockholders' equity .................................   $  86,263    $ 104,308
                                                                                    =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                Three Months Ended           Six Months Ended
                                                                                     June 30,                    June 30,
                                                                                     ---------                   --------
                                                                                2001           2000           2001           2000
                                                                                ----           ----           ----           ----
Revenues:
  License fees .........................................................      $  4,032       $  2,061       $  8,095       $  2,814
  Services .............................................................         2,437          1,395          5,681          2,303
                                                                              --------       --------       --------       --------
  Total revenues .......................................................         6,469          3,456         13,776          5,117
Costs and expenses:
  Cost of license fees .................................................            57             51             82             78
  Cost of services .....................................................         1,397            865          2,816          1,412
  Product development ..................................................         3,205          1,965          7,199          3,110
  Sales and marketing ..................................................         7,545          6,392         15,850          9,638
  General and administrative ...........................................         3,033          1,562          6,405          2,682
  Amortization of goodwill, other intangible assets and deferred
     stock compensation ................................................         3,140          3,517          6,914          6,741
  Purchased in-process research and development ........................            --            600             --            600
  Restructuring charges ................................................         2,841             --          2,841             --
                                                                              --------       --------       --------       --------

  Total costs and expenses .............................................        21,218         14,952         42,107         24,261
                                                                              --------       --------       --------       --------

Loss from operations ...................................................       (14,749)       (11,496)       (28,331)       (19,144)
  Interest and other income, net .......................................           821            495          1,595            712
                                                                              --------       --------       --------       --------

  Net loss .............................................................      $(13,928)      $(11,001)      $(26,736)      $(18,432)
                                                                              ========       ========       ========       ========

  Basic and diluted net loss per share .................................      $   (.43)      $  (1.69)      $   (.85)      $  (3.02)
                                                                              ========       ========       ========       ========
  Basic and diluted common shares used to calculate basic and
   diluted net loss per share ..........................................        32,214          6,491         31,580          6,097
                                                                              ========       ========       ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                             2001         2000
                                                                                             ----         ----
OPERATING ACTIVITIES:
     Net loss                                                                              $(26,736)   $(18,432)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Purchased in-process research and development                                             --         600
       Restructuring charges                                                                  2,240          --
       Amortization of goodwill, other intangible assets and deferred stock compensation      6,914       6,741
       Depreciation and amortization                                                          1,356         301
       Amortization of revenue offset relating to warrant agreements                            254         169
       Issuance of common stock in exchange for services                                         --          96
       Changes in operating assets and liabilities:
         Accounts receivable                                                                    (96)        (76)
         Prepaid expenses and other current assets                                               50      (2,468)
         Accounts payable                                                                    (1,641)        546
         Accrued liabilities                                                                    665         380
         Accrued compensation and related benefits                                              548         271
         Deferred revenue                                                                     2,139       4,721
                                                                                           --------    --------

          Net cash used in operating activities                                             (14,307)     (7,151)
 INVESTING ACTIVITIES:
     Purchase of property and equipment                                                      (2,010)     (1,617)
     (Increase) decrease in other assets                                                        114        (275)
     Business acquisition, net of cash acquired                                                  --         456
     Restricted investments                                                                      --      (3,250)
     Purchase of other intangible assets                                                       (150)         --
     Proceeds from investments                                                               16,436         183
                                                                                           --------    --------

          Net cash provided by (used in) investing activities                                14,390      (4,503)
 FINANCING ACTIVITIES:
     Repayment of obligations under bank line of credit agreement                               (40)        (35)
     Principal payments on capital lease obligations                                             --          (3)
     Proceeds from issuance of convertible preferred stock, net                                  --      30,702
     Proceeds from note receivable from stockholder                                             204         342
     Proceeds from issuance of common stock, net of stock repurchase                            (14)      2,232
                                                                                           --------    --------

          Net cash provided by financing activities                                             150      33,238
                                                                                           --------    --------
Effect of exchange rate changes on cash and cash equivalents                                    194          13
                                                                                           --------    --------

Increase in cash and cash equivalents                                                           427      21,597
Cash and cash equivalents at beginning of period                                             57,034       5,835
                                                                                           --------    --------

Cash and cash equivalents at end of period                                                 $ 57,461    $ 27,432
                                                                                           ========    ========


 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

    Issuance of preferred stock in exchange for license                                    $     --    $     40
                                                                                           ========    ========

    Issuance of preferred stock for notes receivable from stockholder                      $     --    $    342
                                                                                           ========    ========

    Issuance of preferred stock in connection with acquisition                             $     --    $ 15,466
                                                                                           ========    ========

    Deferred stock compensation related to grants of options for common stock              $     --    $ 14,814
                                                                                           ========    ========

    Issuance of common stock for notes receivable from stockholder                         $     --    $    356
                                                                                           ========    ========

    Revenue offset related to warrant agreements                                           $     --    $  1,521
                                                                                           ========    ========

SUPPLEMENTAL DISCLOSURES:
    Cash paid during the period for interest                                               $      5    $      6
                                                                                           ========    ========

    Warrant issued in connection with a content service agreement                          $     --    $    159
                                                                                           ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2001
                                   (Unaudited)

NOTE 1.         DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

NOTE 2.  CONCENTRATION OF CREDIT RISK

     For the three months ended June 30, 2001, one customer accounted for 17% of total revenues. For the three months ended June 30, 2000, two customers accounted for 38% and 13% of total revenues. For the six months ended June 30, 2001 and 2000, one customer accounted for 18% and 37% of revenues, respectively.

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

     The calculation of historical pro forma basic and diluted net loss per share is as follows:

                                                              Three Months Ended     Six Months Ended
                                                                   June 30,              June 30,
                                                                   --------              --------
                                                               2001        2000        2001        2000
                                                               ----        ----        ----        ----
                                                                (in thousands, except per share amounts):
Historical:
  Net loss ...............................................   $(13,928)   $(11,001)   $(26,736)   $(18,432)
                                                             ========    ========    ========    ========

  Weighted average shares of common stock outstanding ....     34,577      10,466      34,527      10,322

  Less weighted average shares that may be repurchased ...     (2,363)     (3,975)     (2,947)     (4,225)
                                                             --------    --------    --------    --------

  Weighted average shares of common stock outstanding used
  in computing basic and diluted net loss per share ......     32,214       6,491      31,580       6,097
                                                             ========    ========    ========    ========

  Basic and diluted net loss per share ...................   $  (0.43)   $  (1.69)   $  (0.85)   $  (3.02)
                                                             ========    ========    ========    ========

Pro forma:
  Net loss ...............................................   $(13,928)   $(11,001)   $(26,736)   $(18,432)
                                                             ========    ========    ========    ========

Weighted average shares used in computing basic and
diluted net loss per share (from above) ..................     32,214       6,491      31,580       6,097

Adjustment to reflect the effect of the assumed
conversion of preferred stock from the date of issuance ..         --      15,526          --      13,933
                                                             --------    --------    --------    --------

Weighted average shares used in computing pro forma
basic and diluted net loss per share .....................     32,214      22,017      31,580      20,030
                                                             ========    ========    ========    ========

Pro forma basic and diluted net loss per share ...........   $  (0.43)   $  (0.50)   $  (0.85)   $  (0.92)
                                                             ========    ========    ========    ========

NOTE 4. COMPREHENSIVE LOSS

     Statement of Financial Accounting Standard (SFAS) No. 130 "Reporting for Comprehensive Income", established standards of reporting and display of comprehensive income and its components of net income and "Other Comprehensive Income". "Other Comprehensive Income" refers to revenues, expenses and gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three and six months ended June 30, 2001 and 2000 were as follows (in thousands):

                                                     Three Months ended                  Six Months ended
                                                          June 30,                           June 30,
                                                          -------                            -------
                                                     2001            2000               2001            2000
                                                     ----            ----               ----            ----
Net loss                                         $   (13,928)   $   (11,001)        $  (26,736)  $   (18,432)
Foreign currency translation adjustments                 (20)            10                194            13
Unrealized gain (loss) on investment                      --            (99)                 4           (76)
                                                 -----------    ------------        ----------   ------------
Comprehensive loss                               $   (13,948)   $   (11,090)        $  (26,538)  $   (18,495)
                                                 ===========    ===========         ==========   ===========

NOTE 5. BUSINESS SEGMENT INFORMATION

     The Company operates in a single operating segment, providing software and services that enable and enhance the use of Internet-based content and corporate applications to mobile devices, including personal digital assistants and Internet-enabled phones.

Geographic Information

     The Company operates in North America and Europe. Approximately 18% and 16% of revenues, respectively, were derived from outside North America in the three and six months ended June 30, 2001. Less than 10% of revenues were derived from outside North America in the three and six months ended June 30, 2000. At June 30, 2001 and 2000, less than 10% of the Company's assets were located outside North America.

NOTE 6. RESTRUCTURING CHARGES

     During the three months ended June 30, 2001, the Company formally adopted and began to implement a restructuring program in an effort to reduce operating expenses. The restructuring charges total $2.8 million, which includes $2.4 million related to excess space at one of the Company's Hayward facilities, the impairment of assets of $22,000, and $415,000 related to employee termination costs associated with the elimination of 56 positions, most of which occurred in the U.S. and affected employees at all levels of the Company. The liabilities associated with the employee terminations were substantially paid by June 30, 2001. Payments on the remaining facility costs of $2.2 million extend through September 2007.

       The following table sets forth the restructuring activity during the three months ended June 30, 2001 (in thousands):

                                                                     Total
                                                                 Restructuring        Cash            Non-cash        Balance at
                                                                    Charges       Expenditures      Expenditures     June 30, 2001
                                                                    -------       ------------      ------------     -------------
Facility costs                                                    $   2,404         $    (201)       $      --         $   2,203
Employee termination costs                                              415              (400)              --                15
Excess equipment                                                         22                --              (22)               --
                                                                  ---------         ---------        ----------        ---------
Total                                                             $   2,841         $    (601)       $     (22)        $   2,218
                                                                  =========         ==========       ==========        =========

NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. We are required to adopt SFAS 142 on January 1, 2002, and will continue to amortize existing goodwill and intangible assets through December 31, 2001.


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

OVERVIEW

     We provide software and services that enable and enhance the use of Internet-based content and corporate applications to mobile devices, including personal digital assistants and Internet-enabled phones. We license our AvantGo M-Business Server products to help companies provide their employees, customers, suppliers and business affiliates with easy access to business information. Our AvantGo Mobile Internet service allows media properties and businesses to host their Internet-based content and applications to reach and interact with new and existing customers, increasing customer acquisition and retention. In addition, the AvantGo Mobile Internet service gives businesses the option of leveraging our base of over 3 million registered users, giving these companies a fast and efficient means to build a mobile audience.

     We were incorporated in June 1997 as a Delaware corporation under the name Bombardier Software, Inc. and changed our name to AvantGo, Inc. in January 1998. In September 1998, we launched our AvantGo M-Business products and services. In May 1999, we introduced our AvantGo Mobile Internet service. In May 2000, we completed our purchase of Globalware Computing and began integrating its software products and consulting services. In October 2000, we completed our initial public offering raising approximately $68.3 million in net proceeds, after deducting underwriter discounts, commissions and other offering expenses. Although our revenues have increased each year since inception, we have never been profitable. As of June 30, 2001, we had an accumulated deficit of approximately $88.7 million.

OUR BUSINESS

     Our primary sources of revenues are generated by our license agreements and our services agreements. License revenues for our AvantGo M-Business Server products, which are typically based on fixed-fee agreements, are recognized when we have executed an agreement with a customer, delivery has occurred, the fee is fixed or determinable, and the collection of the related receivable is deemed probable. Historically, our services revenue has consisted primarily of professional services and technical support fees. Revenue from professional services is recognized on a monthly basis as the services are performed. Technical support fees are recognized ratably on a monthly basis over the course of the support period, typically twelve months. Our services revenue also includes amounts derived from the operation of our AvantGo Mobile Internet service, which includes placement, subscription, and advertising revenues and revenue sharing arrangements. Placement and advertising revenues are recognized ratably over the period of time in which placement or advertising is provided.

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

     Our costs and expenses are classified into three general operational categories: product development, sales and marketing, and general and administrative. In addition, our operating expenses include amortization of goodwill, other intangible assets, and deferred stock-based compensation. Operating expenses also include non-recurring costs of purchased in-process research and development and restructuring charges.

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

     In connection with the granting of stock options to, and restricted stock purchases by, our employees, we recorded deferred stock compensation totaling approximately $25.8 million as of June 30, 2001. This amount represents the difference between the exercise and the deemed fair value of our common stock for financial accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options. The amortization of the remaining deferred stock compensation will result in additional charges to operations through fiscal year 2004.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

       The following table sets forth certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for any future period.

                                                                           Three Months Ended           Six Months Ended
                                                                              June 30,                        June 30,
                                                                              --------                        --------

                                                                          2001         2000               2001        2000
                                                                          ----         ----               ----        ----
  Revenues:
       License fees                                                       62%           60%               59%          55%
       Services                                                           38%           40%               41%          45%
                                                                        -----         -----             -----        -----

       Total revenues                                                    100%          100%              100%         100%
Costs and expenses:
       Cost of license fees                                                1%            1%                1%           1%
       Cost of services                                                   21%           25%               20%          28%
       Product development                                                49%           57%               52%          61%
       Sales and marketing                                               117%          185%              115%         188%
       General and administrative                                         47%           45%               47%          52%
       Amortization of goodwill, other intangible assets and deferred
         stock compensation                                               49%          102%               50%         132%
       Purchased in-process research and development                       0%           18%                0%          12%
       Restructuring charges                                              44%            0%               21%           0%
                                                                        -----         -----             -----        -----
       Total costs and expenses                                          328%          433%              306%         474%
                                                                        -----         -----             -----        -----

Loss from operations                                                    (228%)        (333%)            (206%)       (374%)
       Interest and other income, net                                     13%           15%               12%          14%
                                                                        -----         -----             -----        -----
       Net loss                                                         (215%)        (318%)            (194%)       (360%)
                                                                        =====         =====             =====        =====

Comparisons of Three and Six Months Ended June 30, 2001 and 2000

Revenues

     Total revenue was approximately $6.5 million and $3.5 million for the three months ended June 30, 2001 and 2000, respectively, representing an increase in the second quarter of 2001 of approximately $3.0 million, or 87%, over the comparable quarter of the prior year. Total revenue was approximately $13.8 million and $5.1 million for the six months ended June 30, 2001 and 2000, respectively, representing an increase of approximately $8.7 million, or 169%, over the comparable period of the prior year. The growth in revenues period-over-period reflects our relatively early stage of development and is primarily attributable to sales force expansion. Revenues may not increase at the same rate in the future.

     License Fees. License fee revenues increased approximately $1.9 million, or 96%, from approximately $2.1 million for the three months ended June 30, 2000 to approximately $4.0 million for the three months ended June 30, 2001. License fee revenues increased approximately $5.3 million, or 188%, from approximately $2.8 million for the six months ended June 30, 2000 to approximately $8.1 million for the six months ended June 30, 2001. The increases in the dollar amounts of license fee revenues are primarily attributable to increases in sales of licenses to new customers resulting from increased headcount in our sales force as well as revenue generated from increased product offerings.

     Services. Services revenue increased approximately $1.0 million, or 75%, from approximately $1.4 million for the three months ended June 30, 2000 to approximately $2.4 million for the three months ended June 30, 2001. Services revenue increased approximately $3.4 million, or 147%, from $2.3 million for the six months ended June 30, 2000 to approximately $5.7 million for the six months ended June 30, 2001. These increases were primarily attributable to increased consulting services performed in connection with increased license fees, as well as increased revenue derived from our AvantGo Mobile Internet service organization due to expansion of the user base and increased number of content partners.

     We also earn revenues from advertising barter transactions. Revenues and costs from advertising barter transactions are recognized during the period in which the placement or advertising is delivered. Barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. In determining the value of the goods or services provided, the Company uses historical pricing of comparable cash transactions. Revenues earned from barter transactions were $82,000 and $98,000 for the three months ended June 30, 2001 and 2000, respectively. Revenues earned from barter transactions were $128,000 and $195,000 for the six months ended June 30, 2001 and 2000, respectively. We do not expect barter revenue to be a significant portion of revenue in the future.

     Deferred revenues reflected on our balance sheet were $4.6 million at June 30, 2001 as compared to $5.0 million at June 30, 2000.

     We have seen a rapid and increasingly severe downturn in the United States economy during the first and second quarter of fiscal 2001. Although we expect this economic downturn to continue into the third and fourth quarters of fiscal 2001, we cannot be certain as to the severity or duration of this downturn. Nor can we predict the extent and timing, if any, of the impact of the economic downturn in the United States on economies in other countries and geographic regions in which we conduct business. If the economic conditions in the United States fail to improve or if wider or global economic slowdowns occur, the demand for our products and services may be reduced. In addition to reducing our customers' and prospective customers' budgets for our products and services, these economic slowdowns may also adversely affect our customers' ability to pay for our products and services. Accordingly, these economic slowdowns may have a material adverse impact on our business, operating results and financial condition.

Costs and Expenses

     Cost of License Fees. Our cost of license fees increased approximately $6,000, or 12%, from approximately $51,000 for the three months ended June 30, 2000 to approximately $57,000 for the three months ended June 30, 2001. Cost of license fees increased approximately $4,000, or 5%, from approximately $78,000 for the six months ended June 30, 2000 to approximately $82,000 for the six months ended June 30, 2001. These increases were primarily attributable to the amortization of prepaid technology royalties during the quarter ended June 30, 2001. We expect the cost of license fees to increase as we enter into agreements with other software developers and incorporate their products into ours.

     Cost of Services. Our cost of services increased approximately $531,000, or 61%, from approximately $866,000 for the three months ended June 30, 2000 to approximately $1.4 million for the three months ended June 30, 2001. Cost of services increased approximately $1.4 million, or 99%, from approximately $1.4 million for the six months ended June 30, 2000 to approximately $2.8 million for the six months ended June 30, 2001. These increases were primarily due to increased expenditures resulting from the expansion of our AvantGo Mobile Internet service and expansion of our consulting services organization. We expect these costs to increase to the extent that services revenues increase.

     Product Development. Product development expenses increased approximately $1.2 million, or 63%, from approximately $2.0 million for the three months ended June 30, 2000 to approximately $3.2 million for the three months ended June 30, 2001. Product development expenses increased approximately $4.1 million, or 131%, from approximately $3.1 million for the six months ended June 30, 2000 to approximately $7.2 million for the six months ended June 30, 2001. These increases were primarily a result of increased hiring of engineers and product development personnel. To date, all software development costs have been expensed in the period incurred.

     Sales and Marketing. Our sales and marketing expenses include those related to compensation, public relations and advertising, trade shows and marketing materials. Sales and marketing expenses increased approximately $1.1 million, or 18%, from approximately $6.4 million for the three months ended June 30, 2000 to approximately $7.5 million for the three months ended June 30, 2001. Sales and marketing expenses increased approximately $6.2 million, or 64%, from approximately $9.6 million for the six months ended June 30, 2000 to approximately $15.8 million for the six months ended June 30, 2001. These increases were attributable to increases in the number of employees in our sales and marketing organizations, and related costs, such as increased sales commissions, as well as increased advertising and marketing program expenditures.

     General and Administrative. General and administrative expenses consist primarily of salaries, recruiting and related costs for general corporate functions including executive, accounting and administrative personnel, and other miscellaneous general corporate expenses. Our general and administrative expenses increased approximately $1.4 million, or 94%, from approximately $1.6 million for the three months ended June 30, 2000 to approximately $3.0 million for the three months ended June 30, 2001. General and administrative expenses increased approximately $3.7 million, or 139%, from approximately $2.7 million for the six months ended June 30, 2000 to approximately $6.4 million for the six months ended June 30, 2001. These increases were due primarily to an increase in the number of executive, finance and administrative employees.

     Amortization of goodwill, other intangible assets and deferred stock compensation. We are amortizing the amount of goodwill, core technology and acquired workforce that we purchased in connection with our acquisition of Globalware, using the straight-line method. We are also amortizing the amount that equals the difference between the fair value of stock options granted to our employees and consultants and what were considered to be the deemed fair values of our common stock, in the case of option grants to employees and on values based on the Black-Scholes formula for valuing options, in the case of grants to non-employees, in each case on the date of the grants over vesting periods using a graded vesting method. Amortization of deferred compensation is calculated using a declining balance method.

     We recognized approximately $3.5 million of amortization of goodwill, other intangible assets and deferred stock compensation during the three months ended June 30, 2000 and approximately $3.1 million during the three months ended June 30, 2001. We recognized approximately $6.7 million for the six months ended June 30, 2000 and approximately $6.9 million for the six months ended June 30, 2001. We anticipate that the amortization of the additional deferred stock compensation will result in additional charges through fiscal year 2004.

     Included in total amortization expense is approximately $1.3 million and $2.6 million, respectively, of amortization of goodwill and other intangible assets during the three and six months ended June 30, 2001. We recognized approximately $440,000 of amortization of goodwill and other intangible assets during the three and six months ended June 30, 2000. In accordance with recently issued SFAS 142 (see Note 7), we expect to continue amortizing goodwill through the end of fiscal year 2001. Subsequently, we will analyze the value of goodwill for impairment annually. Other intangible assets will be amortized through fiscal year 2003.

     Purchased in-process research and development. In connection with our May 26, 2000 acquisition of Globalware, we have incurred an expense of $600,000 for purchased in-process research and development consisting of technology developed by Globalware. This is a non-recurring charge.

     Restructuring charges. In April 2001, we approved a plan to restructure certain of our operations in order to reduce expenses. In connection with the restructuring, we incurred severance-related expenses of approximately $415,000 by reducing our workforce by approximately 15%. We also incurred a non-recurring charge of approximately $2.4 million related to excess space at one of our Hayward facilities. We expect this restructuring to reduce future operating expenses on a quarterly basis by between $1.3 million to $1.5 million beginning in the quarter ending September 30, 2001. This restructuring affects all departments within the company, and will affect all line items in the statement of operations. See Note 6 to the Condensed Consolidated Financial Statements, "Restructuring Charges," for further information regarding these activities.

     Interest and Other Income, Net. Net interest and other income increased approximately $326,000, or 66%, from approximately $495,000 for the three months ended June 30, 2000 to approximately $821,000 for the three months ended June 30, 2001. Net interest and other income increased approximately $883,000, or 124%, from approximately $712,000 for the six months ended June 30, 2000 to approximately $1.6 million for the six months ended June 30, 2001. This increase was primarily due to increased cash balances as a result of the closing of our initial public offering in October 2000.

Liquidity and Capital Resources

     Since inception, we have funded our operations primarily through the sale of equity securities, through which we have raised net proceeds of $123.6 million through June 30, 2001. As of June 30, 2001, we had $57.5 million of cash and cash equivalents and short-term investments, a decrease from $73.5 million of cash and cash equivalents and short-term investments held as of December 31, 2000. As of June 30, 2001, our working capital was approximately $51.4 million compared to approximately $69.9 million on December 31, 2000.

     Net cash used in operating activities totaled $14.3 million for the six months ended June 30, 2001, as compared with $7.2 million for the comparable period in 2000. The principal use of cash was to fund our losses from operations. Net cash provided by financing activities totaled $150,000 during the six months ended June 30, 2001, as compared with $33.2 million for the comparable period in 2000, which included proceeds from our series D preferred round of financing.

     Since our inception, our investing activities have consisted primarily of purchases of fixed assets, principally computer hardware and software. Capital expenditures totaled $2.0 million in the six months ended June 30, 2001, as compared with $1.6 million for the comparable period in 2000. The increase is primarily due to expenditures related to leasehold improvements for our Chicago and San Mateo offices. During the six months ended June 30, 2001, we converted all of our investments to cash and cash equivalents, which provided $16.4 million of net cash from investing activities.

     We currently anticipate that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including costs and timing of expansion of research and development efforts and the success of such efforts, the success of our existing and new service offerings and competing technological and market developments. The factors described earlier in this paragraph will impact our future capital requirements and the adequacy of our available funds. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of our stockholders. There can be no assurance that additional financing will be available when needed on terms favorable to us, if at all.

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

     We face growing competition and we expect this competition to intensify in the future. Our competitors include both start-up companies designing software and services similar to ours and established companies seeking to capitalize on the mobile market.

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

     Since our inception, we have never been profitable. From inception through June 30, 2001, we had an accumulated deficit of $88.7 million. Our success will depend in large part upon our ability to generate sufficient revenue to achieve profitability and to effectively maintain existing relationships and develop new relationships with enterprise customers, content providers and e-businesses. In particular, we intend to expend significant financial resources on product development and sales and marketing. As a result, we expect to incur additional losses and continued negative cash flow from operations for the foreseeable future, and we may not achieve or maintain profitability.

Because our quarterly operating results are volatile and difficult to predict, period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely on them as indications of future performance.

     Our revenues consist primarily of fees received from licensees of our enterprise software, which accounted for 56% of our revenues for the year ended December 31, 2000 and 55% of our revenues for the six months ended June 30, 2001. We also obtain significant revenues from professional services rendered to our enterprise customers. In the year ended December 31, 2000 and the six months ended June 30, 2001, advertising and placement fees from our AvantGo Mobile Internet service also generated a portion of our revenue. Because our licensing, professional services and AvantGo Mobile Internet service revenues can vary substantially from month to month and are difficult to predict, and we expect to continue to rely on these revenues, our future quarterly revenues and operating results may fluctuate substantially. As a result of these factors, we believe that quarter-to-quarter or other periodic comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets, such as Internet software. Examples of the factors that could cause our quarterly results to vary include:

     o    failure to close key enterprise agreements as contemplated;

     o termination of important contracts, including those with Ford Motor Company and McKessonHBOC; and

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

We depend on our M-Business software products as a primary source of our revenues, and we do not know if businesses will adopt our enterprise products and related services or continue to make investments in technology products such as ours.

     Our enterprise software, which consists of our AvantGo M-Business Server, AvantGo Mobile Engine for Web, AvantGo Mobile Engine for Microsoft(R) Exchange and AvantGo Mobile Engine for Lotus Notes(R), products, together with related technical support fees, has accounted for 55% of our revenues in the six months ended June 30, 2001 and 56% of our revenues in 2000 and 50% of our revenues in 1999. We expect that a significant portion of our revenues, particularly over the next two years, will depend upon the continued and growing market acceptance of our enterprise software products. The lifecycle of our products is particularly difficult to estimate because of growing competition and the changing marketplace. Our enterprise software may not achieve acceptance among businesses and other organizations. A decline in the demand for our enterprise software or our failure to successfully develop, introduce or market new or enhanced products in a timely manner would have a negative impact on sales of our enterprise products, jeopardizing our most important source of revenues. The sales cycle for our products is lengthy. Due to the recent economic downturn, our current and prospective customers may elect to delay or postpone investments in technology such as ours, which would harm our enterprise sales efforts and cause our business to suffer.

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

     We currently derive a significant portion of our enterprise software revenues from a small number of major customers. For example, McKessonHBOC, our largest customer, represented 17% of our total revenues for the second quarter of fiscal year 2001. We expect that McKessonHBOC will continue to represent a significant portion of our revenues over the next year. Any disruption or termination of our commercial relationships with McKessonHBOC would harm our revenues.

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

     Even if the market for mobile devices continues to expand, our success will depend, among other things, on whether businesses and consumers adopt our products and services for obtaining Web-based information and applications on the Internet and intranets. We have expended considerable resources on sales and marketing of our products and services. During the quarter ended June 30, 2001, our sales and marketing expenses were approximately $7.5 million. As revenues increase, we expect that these expenses will continue to increase. If our sales and marketing efforts are inadequate and we are unable to build our visibility and brand name, our enterprise revenues will fall and consumer use of our AvantGo Mobile Internet service will fail to develop, jeopardizing our ability to generate transaction-based commissions from that service.

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

     All of our agreements with these companies are non-exclusive and have broad rights of termination. In addition, these agreements do not require these companies to bundle our software with all of their product offerings. Some of these manufacturers have services that compete with our AvantGo Mobile Internet service. Any of these manufacturers may choose either to promote its competing service or promote the services of one or more of our other competitors, which could limit the growth of our AvantGo Mobile Internet service. If we fail to maintain these relationships or fail to enter into relationships with other leading hardware or software manufacturers, the distribution of our software to consumers and our AvantGo Mobile Internet service will suffer.

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

     We sell our products in the United States and abroad. We manage our European sales and marketing operations through our U.K. subsidiary, AvantGo Europe, Ltd. Revenues from international sales represented 16% of our revenues in the six months ended June 30, 2001, and we anticipate that revenue from international operations will represent an increasing portion of our total revenue. Our business will therefore be increasingly subject to the risks associated with doing business internationally. We expect that the costs of developing overseas revenues will exceed those revenues. Accordingly, our future results could be harmed by a variety of factors, including:

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

     Computer viruses have been reported to impact handheld device operating systems. Viruses and publicity about them may adversely impact our product sales and usage of our AvantGo Mobile Internet service. In particular, the unavailability of anti-virus protection that our users deem to be adequate to combat these viruses could have a material adverse effect on both our enterprise license business as well as our AvantGo Mobile Internet service.

We do not maintain redundant facilities for our servers, and system failures resulting from earthquakes, power outages or other causes, or accidental or intentional security breaches could disrupt our operations, cause us to incur significant expenses, expose us to liability and harm our reputation.

     Our operations depend upon our ability to maintain and protect our computer systems, which are located at our corporate headquarters in San Mateo, California and at facilities owned and operated by Level 3 Communications in
Sunnyvale, California. We currently do not have redundant facilities for our servers. Our systems therefore are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. The potential impact on the Company and our general infrastructure of being located near major earthquake faults is unknown, but operating results could be materially adversely affected in the event of a major earthquake. In addition, California has experienced significant power shortages, which have resulted in brief power outages, or "blackouts", in parts of the state. These blackouts could cause disruptions to our operations, especially our AvantGo Mobile Internet service, which is housed at Level 3 Communications and during a blackout could become inaccessible to our users. Additionally, these blackouts could disrupt the operations of our distributors, resellers, and customers. Although we maintain insurance against break-in, unauthorized access, vandalism, fires, floods, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case, and will not likely compensate us for all the damages caused by these or similar events.

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

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our software or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not ensure that our means of protecting our proprietary rights in the United States or abroad will be adequate. We have entered into source code escrow agreements with a limited number of our customers and business affiliates requiring release of our source code in certain limited circumstances. These agreements generally provide that each party to the agreement will have a limited, non-exclusive right to use our code should one of these circumstances occur, such as if we cease to do business or if we fail to meet our contractual obligations. This may increase the likelihood of misappropriation by third parties. If we are unable to adequately protect our intellectual property, it could materially affect our financial performance. In addition, potential competitors may be able to develop non-infringing technologies or services similar to ours.

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

     Sales of significant amounts of our common stock in the public market or the perception that sales of significant amounts of common stock will occur could adversely affect the market price of our common stock or our future ability to raise capital through an offering of our equity securities. As of June 30, 2001 we had approximately 34.6 million shares of common stock outstanding, of which 32.5 million were freely tradable, except for any shares purchased by our "affiliates" as defined in Rule 144 of the Securities Act of 1933. Sales of a large number of restricted shares, or sales of shares held by affiliates, could have an adverse effect on the market price for our common stock.

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

     As of June 30, 2001, we had cash and cash equivalents of $57.5 million, consisting of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase. Declines in interest rates over time will result in lower interest income.

     Foreign Currency Exchange Risk. We develop products in the United States for sale in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. We have one foreign subsidiary whose expenses are incurred in its local currency. As exchange rates vary, our expenses, when translated, may vary from expectations and adversely impact overall expected profitability. Our operating results have not been significantly affected by exchange rate fluctuations in the second quarter of 2001. If, during the remainder of 2001, the U.S. dollar uniformly decreases in strength by 10% relative to the currency of our foreign sales subsidiary, our operating results for the remainder of 2001 would likely not be significantly affected.


PART II -- OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

       At our annual meeting of stockholders held on May 19, 2001, the following proposals were voted upon and adopted:

Proposal One - Election of Directors

NOMINEE                    VOTES FOR                 VOTES WITHHELD
-------                    ---------                 --------------

Christopher Hollenbeck     28,404,383                    178,609
Linus Upson                27,385,914                  1,197,078
Jeffrey Webber             28,281,533                    301,459

Proposal Two - Ratification of Appointment of Ernst & Young LLP as the Company's Independent Auditors for the Fiscal Year Ending December 31, 2001.

VOTES FOR          VOTES AGAINST             VOTES ABSTAIN     BROKER NON-VOTE
---------          -------------             -------------     ---------------

26,983,326           1,308,241                  291,425             - 0 -

ITEM 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K.

     We filed no reports on Form 8-K  during  the  quarter  covered by this Form
10-Q.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 AVANTGO, INC.

Date:  August 6, 2001                            By: /s/ David B. Cooper, Jr.
                                                 ----------------------------
                                                 David B. Cooper, Jr.
                                                 Chief Financial Officer
                                                 (Principal financial and chief
                                                   accounting officer)