Form 10-Q
period 2001-09-30
AVANTGO INC
filed 2001-11-14
CIK 1110700

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

                             25881 Industrial Blvd.
                                Hayward, CA 94545

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

As of November 12, 2001 there were 35,150,131 shares of the Registrant's Common Stock outstanding.

                                  AvantGo, Inc.
                                    Form 10-Q
                               September 30, 2001

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                   PAGE
                                                                                 ----

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets as of September 30, 2001 and
         December 31, 2000                                                         3
         Condensed Consolidated Statements of Operations for the three and
         nine months ended September 30, 2001 and September 30, 2000               4
         Condensed Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2001 and September 30, 2000                           5
         Notes to Condensed Consolidated Financial Statements                      7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                    11

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk               27

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                        28

ITEM 6.  Exhibits and Reports on Form 8-K                                         28

         Signatures                                                               28

PART I.   FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                                            September 30,      December 31,
                                                                                                2001              2000
                                                                                            -------------     ------------
                                                                                             (Unaudited)       (Note 1)
                                                                                            -------------     ------------
ASSETS
Current assets:
    Cash and cash equivalents .............................................................    $  50,043       $  57,034
    Short-term investments ................................................................         --            16,432
    Accounts receivable, net of allowance of $1,110,000 in 2001 and $240,000 in 2000 ......        4,730           4,724
    Prepaid expenses and other current assets .............................................          752           1,186
                                                                                               ---------       ---------
          Total current assets ............................................................       55,525          79,376
    Restricted investments ................................................................        3,438           3,438
    Property and equipment, net ...........................................................        7,837           7,998
    Goodwill and other intangible assets ..................................................         --            12,803
    Other assets ..........................................................................          479             693
                                                                                               ---------       ---------
          Total assets ....................................................................    $  67,279       $ 104,308
                                                                                               =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ......................................................................    $   1,350       $   3,227
    Accrued liabilities ...................................................................        3,999           1,527
    Accrued compensation and related benefits .............................................        2,179           2,238
    Current portion of borrowings under bank line of credit agreement .....................         --                40
    Deferred revenue ......................................................................        3,601           2,442
                                                                                               ---------       ---------
          Total current liabilities .......................................................       11,129           9,474
    Deferred revenue, net of current portion ..............................................          249              83
    Accrued restructuring charges, net of current portion .................................        1,530              --
Commitments
Stockholders' equity:
    Common stock, $0.0001 par value; 150,000,000 shares authorized; 35,037,984 and
          34,473,663 shares issued and outstanding at September 30, 2001 and December 31,
          2000, respectively ..............................................................      168,441         170,841
    Notes receivable from stockholders ....................................................         (502)           (706)
    Deferred stock compensation ...........................................................       (3,981)        (12,350)
    Revenue offset relating to warrant agreements .........................................         (718)         (1,099)
    Accumulated deficit ...................................................................     (108,927)        (61,947)
    Accumulated other comprehensive loss ..................................................           58              12
                                                                                               ---------       ---------
          Total stockholders' equity ......................................................       54,371          94,751
                                                                                               ---------       ---------
          Total liabilities and stockholders' equity ......................................    $  67,279       $ 104,308
                                                                                               =========       =========


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                        Three Months Ended             Nine Months Ended
                                                                           September 30,                 September 30,
                                                                      -----------------------       -----------------------
                                                                        2001         2000              2001        2000
                                                                      -----------------------       -----------------------
Revenues:
    License fees ................................................     $  3,796       $  2,359       $ 11,891       $  5,173
    Services ....................................................        2,060          2,277          7,741          4,580
                                                                      --------       --------       --------       --------
    Total revenues ..............................................        5,856          4,636         19,632          9,753

Costs and expenses:
    Cost of license fees ........................................          336             39            418            117
    Cost of services ............................................        1,208          1,099          4,171          2,573
    Product development .........................................        3,130          3,383         10,853          6,703
    Sales and marketing .........................................        6,929         10,019         23,741         20,015
    General and administrative ..................................        2,160          1,495          6,932          3,547
    Amortization of goodwill, other intangible assets and
          deferred stock compensation ...........................        1,249          5,289          8,163         12,030
    Purchased in-process research and development ...............           --             --             --            600
    Write-off of core technology ................................        1,981             --          1,981             --
    Restructuring and other impairment charges ..................        9,761             --         12,602             --
                                                                      --------       --------       --------       --------
    Total costs and expenses ....................................       26,754         21,324         68,861         45,585
                                                                      --------       --------       --------       --------

Loss from operations ............................................      (20,898)       (16,688)       (49,229)       (35,832)
    Interest and other income, net ..............................          654            458          2,249          1,170
                                                                      --------       --------       --------       --------

    Net loss ....................................................     $(20,244)      $(16,230)      $(46,980)      $(34,662)
                                                                      ========       ========       ========       ========

    Basic and diluted net loss per share ........................     $  (0.60)      $  (2.67)      $  (1.46)      $  (5.69)
                                                                      ========       ========       ========       ========

    Basic and diluted common shares used to calculate basic and
      diluted net loss per share ................................       33,480          6,080         32,117          6,091
                                                                      ========       ========       ========       ========


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                                Nine Months Ended
                                                                                                   September 30,
                                                                                               2001            2000
                                                                                             --------        --------
OPERATING ACTIVITIES:

       Net loss ..........................................................................   $(46,980)       $(34,662)
          Adjustments to reconcile net loss to net cash used in operating activities:
              Purchased in-process research and development ..............................         --             600
              Write-off of core technology ...............................................      1,981              --
              Restructuring and other impairment charges .................................     11,606              --
              Amortization of goodwill, other intangible assets and deferred stock
                 compensation ............................................................      8,163          12,030
              Depreciation and amortization ..............................................      2,165             553
              Amortization of revenue offset relating to warrant agreements ..............        381             295
              Issuance of common stock in exchange for services ..........................         --             188
              Changes in operating assets and liabilities:
                  Accounts receivable ....................................................        112          (1,033)
                  Prepaid expenses and other current assets ..............................        434          (1,174)
                  Accounts payable .......................................................     (1,877)          1,770
                  Accrued liabilities ....................................................        700             388
                  Accrued compensation and related benefits ..............................        222             353
                  Deferred revenue .......................................................      1,438           3,166
                                                                                             --------        --------
                    Net cash used in operating activities ................................    (21,655)        (17,526)

  INVESTING ACTIVITIES:
          Purchase of property and equipment .............................................     (2,344)         (4,620)
          (Increase) decrease in other assets ............................................        200          (2,101)
          Business acquisition, net of cash acquired .....................................         --             456
          Restricted investments .........................................................         --          (3,438)
          Proceeds from investments ......................................................     16,436             556
                                                                                             --------        --------
                    Net cash provided by (used in) investing activities ..................     14,292          (9,147)

  FINANCING ACTIVITIES:
          Repayment of obligations under bank line of credit agreement ...................        (40)            (54)
          Principal payments on capital lease obligations ................................         --              (4)
          Proceeds from issuance of convertible preferred stock, net .....................         --          30,700
          Proceeds from note receivable from stockholder .................................         --             342
          Proceeds from note repayment from stockholder ..................................        204              --
          Proceeds from issuance of common stock, net of stock repurchase ................        166           3,390
                                                                                             --------        --------
                    Net cash provided by financing activities ............................        330          34,374
                                                                                             --------        --------
Effect of exchange rate changes on cash and cash equivalents .............................         42              20
                                                                                             --------        --------
Increase (decrease) in cash and cash equivalents .........................................     (6,991)          7,721
Cash and cash equivalents at beginning of period .........................................     57,034           5,835
                                                                                             --------        --------
Cash and cash equivalents at end of period ...............................................   $ 50,043        $ 13,556
                                                                                             ========        ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   Issuance of preferred stock in exchange for license .......................    $  --     $    40
                                                                                  =====     =======
   Issuance of preferred stock for notes receivable from stockholder .........    $  --     $   342
                                                                                  =====     =======

   Issuance of preferred stock in connection with acquisition ................    $  --     $15,466
                                                                                  =====     =======
   Deferred stock compensation related to grants of options for common stock .    $  --     $18,498
                                                                                  =====     =======
   Issuance of common stock for notes receivable from stockholder ............    $  --     $   606
                                                                                  =====     =======
   Revenue offset related to warrant agreements ..............................    $  --     $ 1,521
                                                                                  =====     =======
SUPPLEMENTAL DISCLOSURES:
   Cash paid during the period for interest ..................................    $   5     $     9
                                                                                  =====     =======
   Warrant issued in connection with a content service agreement .............    $  --     $   159
                                                                                  =====     =======


 The accompanying notes are an integral part of these condensed consolidated financial statements.

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2001
                                   (Unaudited)


NOTE 1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

     Certain reclassifications have been made to the financial statements for the three and nine months ended September 30, 2000 to conform to the presentation of the financial statements for the three and nine months ended September 30, 2001.

NOTE 2.  CONCENTRATION OF CREDIT RISK

     For the three months ended September 30, 2001, two customers accounted for 19% and 16% of total revenues. For the three months ended September 30, 2000, one customer accounted for 28% of total revenues. For the nine months ended September 30, 2001 and 2000, one customer accounted for 18% and 32% of revenues, respectively.

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

     The calculation of historical pro forma basic and diluted net loss per share is as follows:

                                                                      Three Months Ended             Nine Months Ended
                                                                         September 30,                 September 30,
                                                                    -----------------------       -----------------------
                                                                      2001           2000           2001           2000
                                                                    --------       --------       --------       --------
                                                                           (in thousands, except per share amounts):
Historical:
    Net loss ....................................................   $(20,244)      $(16,230)      $(46,980)      $(34,662)
                                                                    ========       ========       ========       ========
    Weighted average shares of common stock outstanding .........     34,922         10,678         34,642         10,441
    Less weighted average shares that may be repurchased ........     (1,442)        (4,598)        (2,525)        (4,350)
                                                                    --------       --------       --------       --------
    Weighted average shares of common stock outstanding used
    in computing basic and diluted net loss per share ...........     33,480          6,080         32,117          6,091
                                                                    ========       ========       ========       ========
    Basic and diluted net loss per share ........................   $  (0.60)      $  (2.67)      $  (1.46)      $  (5.69)
                                                                    ========       ========       ========       ========
Pro forma:
    Net loss ....................................................   $(20,244)      $(16,230)      $(46,980)      $(34,662)
                                                                    ========       ========       ========       ========
Weighted average shares used in computing basic and
diluted net loss per share (from above) .........................     33,480          6,080         32,117          6,091
Adjustment to reflect the effect of the assumed
conversion of preferred stock from the date of issuance .........         --         17,131             --         15,007
                                                                    --------       --------       --------       --------
Weighted average shares used in computing pro forma
basic and diluted net loss per share ............................     33,480         23,211         32,117         21,098
                                                                    ========       ========       ========       ========

Pro forma basic and diluted net loss per share ..................   $  (0.60)      $  (0.70)      $  (1.46)      $  (1.64)
                                                                    ========       ========       ========       ========

NOTE 4.  COMPREHENSIVE LOSS

     Statement of Financial Accounting Standard (SFAS) No. 130 "Reporting for Comprehensive Income", established standards of reporting and display of comprehensive income and its components of net income and "Other Comprehensive Income". "Other Comprehensive Income" refers to revenues, expenses and gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three and nine months ended September 30, 2001 and 2000 were as follows (in thousands):

                                                    Three Months Ended         Nine Months Ended
                                                       September 30,              September 30,
                                                  ----------------------     ----------------------
                                                    2001          2000         2001          2000
                                                  --------      --------     --------      --------
Net loss ......................................   $(20,244)     $(16,230)    $(46,980)     $(34,662)
Foreign currency translation adjustments ......       (152)            7           42            20
Unrealized gain (loss) on investment ..........         --           140            4            64
                                                  --------      --------     --------      --------
Comprehensive loss ............................   $(20,396)     $(16,083)    $(46,934)     $(34,578)
                                                  ========      ========     ========      ========

NOTE 5.  BUSINESS SEGMENT INFORMATION

     The Company operates in a single operating segment, providing software and services that enable and enhance the use of Internet-based content and corporate applications to mobile devices, including personal digital assistants and Internet-enabled phones.

Geographic Information

     The Company operates in North America and Europe. Approximately 13% and 15% of revenues, respectively, were derived from outside North America in the three and nine months ended September 30, 2001. Less than 10% of revenues were derived from outside North America in the three and nine months ended September 30, 2000. At September 30, 2001 and 2000, less than 10% of the Company's assets were located outside North America.

NOTE 6.  RESTRUCTURING AND OTHER IMPAIRMENT CHARGES

Restructuring Charges

     During the three months ended June 30, 2001, the Company formally adopted and began to implement a restructuring program in an effort to reduce operating expenses. The restructuring charges during the three months ended June 30, 2001 were $2.8 million, which includes $2.4 million related to excess space at one of the Company's Hayward facilities, the impairment of assets of $22,000, and $415,000 related to employee termination costs associated with the elimination of 56 positions, most of which occurred in the U.S. and affected employees at all levels of the Company.

     Additionally during the three months ended September 30, 2001, the Company adopted and began to implement a restructuring program in an effort to reduce operating expenses that resulted in aggregate charges of $9.8 million. These charges included $687,000 related to excess space at the Company's Chicago facility, which was closed during the quarter, and the impairment of assets of $108,000. The Company also revised its estimate of the restructuring charge of one of its Hayward facilities resulting in an additional restructuring charge of $406,000. Restructuring charges also included $530,000 related to employee termination costs associated with the elimination of 28 positions, most of which occurred in the U.S. and affected employees at all levels of the Company. The outstanding liability associated with the employee terminations was $382,000 as of September 30, 2001. The revised estimate of excess payments on the remaining Hayward facility costs of $2.4 million extends through September 2007. The estimate of payments on the remaining Chicago facility costs of $508,000 extends through August 2005. Restructuring and other impairment charges also included a write-off of goodwill of $7.7 million and the write-off of acquired workforce of $339,000, discussed further below.

     The following table sets forth the restructuring activity during the three months ended September 30, 2001 (in thousands):

                                                        Total
                                      Balance at     Restructuring      Cash           Non-cash         Balance at
                                     June 30, 2001      Charges      Expenditures    Expenditures    September 30, 2001
                                     -------------      -------      ------------    ------------    ------------------
Facility costs ....................     $2,203          $1,093          $(224)          $  (152)          $2,920
Employee termination costs ........         15             530           (163)               --              382
Excess equipment ..................         --             108             --              (108)              --
Goodwill ..........................         --           7,691             --            (7,691)              --
Acquired workforce ................         --             339             --              (339)              --
                                        ------          ------          -----           -------           ------
Total .............................     $2,218          $9,761          $(387)          $(8,290)          $3,302
                                        ======          ======          =====           =======           ======

     The following table sets forth the restructuring activity during the nine months ended September 30, 2001 (in thousands):

                                         Total
                                     Restructuring       Cash           Non-cash         Balance at
                                        Charges       Expenditures    Expenditures    September 30, 2001
                                        -------       ------------    ------------    ------------------
Facility costs .....................    $ 3,497          $(425)          $  (152)           $2,920
Employee termination costs .........        945           (563)               --               382
Excess equipment ...................        130             --              (130)               --
Goodwill ...........................      7,691             --            (7,691)               --
Acquired workforce .................        339             --              (339)               --
                                        -------          -----           -------            ------
Total ..............................    $12,602          $(988)          $(8,312)           $3,302
                                        =======          =====           =======            ======

Impairment Write-down of Goodwill, Acquired Workforce, and Core Technology

During the third quarter of 2001, management identified indicators of possible impairment of its long-lived assets, consisting of goodwill, acquired workforce and core technology associated with the acquisition of Globalware Computing in May 2000. Such indicators included an overall decline in information technology spending, and anticipated increased pressure from competitors.

During July 2001, the Company closed its Chicago office and terminated the employees at that location. Consequently, the value of the acquired workforce of $339,000 was written off and included in restructuring charges.

The Company performed asset impairment tests for the other identified asset categories, goodwill and core technology. The test for goodwill was performed by comparing the expected undiscounted cash flows for a five-year period, plus a terminal value for future cash flows to the total carrying amount of goodwill. The assumptions supporting the estimated cash flows, and an estimated terminal value, reflect management's best estimates. Based on the result of this test, the Company determined that the carrying amount of the goodwill was impaired.

Using management's best estimates, the Company determined the fair value of the goodwill to be zero. Fair value was determined using the discounted cash flow method, using a discount rate of 20% and an estimated residual value. The discount rate was based upon the weighted average cost of capital for the Company and comparable companies. A write-down of goodwill totaling $7.7 million was recorded during the third quarter of 2001, reflecting the write off of the entire balance of goodwill, and is included in the line item, "Restructuring and Other Impairment Charges".

The test for core technology was performed by comparing the estimated future gross revenues from the product reduced by the estimated future direct costs, including the costs of performing maintenance and customer support required to satisfy the Company's responsibility. The assumptions supporting the estimated future gross revenues and direct costs reflect management's best estimates.
Based on the result of this test, the Company determined that the carrying amount of the core technology was impaired and should be written down to zero.

NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142).

SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. SFAS 142 will have no affect on the Company's financial statements in that all goodwill and intangible assets have been written off due to impairment during the three months ended September 30, 2001.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

     This document contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve risks and uncertainties, including, but not limited to, those identified in the section of this Form 10-Q entitled "Factors Affecting Our Future Operating Results," which may cause actual results to differ materially from those discussed in such forward-looking statements. When used in this document, the words "believes," "expects," "anticipates," "intends," "plans," "future," "may," "will," "should," "estimates," "potential," or "continue" and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Factors that could cause or contribute to such differences include those discussed below, as well as those contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for year ended December 31, 2000. We undertake no obligation to release publicly the results of any revision to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC. Readers are urged to review and consider carefully the various disclosures made by us in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risk factors that may affect our business.

     As used in this report on Form 10-Q, unless the context otherwise requires, the terms "we," "us" or "the Company" and "AvantGo" refer to AvantGo, Inc., a Delaware corporation and, unless the context otherwise requires, its wholly-owned subsidiaries.

OVERVIEW

     We provide software and services that enable and enhance the use of Internet-based content and corporate applications to mobile devices, including personal digital assistants and Internet-enabled phones. We license our AvantGo M-Business Server, AvantGo Mobile Sales(R), AvantGo Mobile Delivery(R) and AvantGo Pylon products to help companies provide their employees, customers, suppliers and business affiliates with easy access to business information. Our AvantGo Mobile Internet service allows media properties and businesses to host their Internet-based content and applications to reach and interact with new and existing customers, increasing customer acquisition and retention. In addition, our AvantGo Mobile Internet service gives businesses the option of leveraging our base of over 3.5 million registered users, giving these companies a fast and efficient means to build a mobile audience.

     We were incorporated in June 1997 as a Delaware corporation under the name Bombardier Software, Inc. and changed our name to AvantGo, Inc. in January 1998. In September 1998, we launched our AvantGo M-Business products and services. In May 1999, we introduced our AvantGo Mobile Internet service. In May 2000, we completed our purchase of Globalware Computing and began integrating its software products and consulting services. In October 2000, we completed our initial public offering raising approximately $68.3 million in net proceeds, after deducting underwriter discounts, commissions and other offering expenses. In 2001, we launched our AvantGo Mobile Sales and AvantGo Mobile Delivery products. Although our revenues have increased year-over-year since inception, we have never been profitable. As of September 30, 2001, we had an accumulated deficit of approximately $108.9 million.

OUR BUSINESS

     Our primary sources of revenues are generated by our license agreements and our services agreements. License revenues for our AvantGo M-Business Server, AvantGo Mobile Sales(R), AvantGo Mobile Delivery(R) and AvantGo Pylon products, which are typically based on fixed-fee agreements, are recognized when we have executed an agreement with a customer, delivery has occurred, the fee is fixed or determinable, and the collection of the related receivable is deemed probable. Historically, our services revenue has consisted primarily of professional services and technical support fees. Revenue from professional services is recognized on a monthly basis as the services are performed. Technical support fees are recognized ratably on a monthly basis over the course of the support period, typically twelve months. Our services revenue also includes amounts derived from the operation of our AvantGo Mobile Internet service, which includes M-Business Channel revenues, distribution product revenues, and advertising revenues. Advertising and distribution product revenues are recognized when delivered.

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

     Our costs and expenses are classified into three general operational categories: product development, sales and marketing, and general and administrative. In addition, our operating expenses include amortization of goodwill, other intangible assets, and deferred stock-based compensation. Operating expenses also include non-recurring costs of purchased in-process research and development, restructuring and other impairment charges, and the write-off of core technology related to the acquisition of Globalware in May 2000. Goodwill and core technology were written off in the three months ended September 30, 2001. For more information, see Note 6 of the Condensed Consolidated Financial Statements.

     We classify all charges to the product development, sales and marketing, and general and administrative categories based on the nature of the expenses. Each of these three categories includes commonly recurring expenses such as salaries, employee benefits, travel and entertainment costs, and allocated communication, information technology, rent and depreciation costs. We allocate these expenses to each of the functional areas that derive a benefit from such expenses based upon their respective headcount. The sales and marketing category of costs and expenses also includes sales commissions and expenses related to public relations and advertising, trade shows and marketing collateral materials. The general and administrative category of operating expenses also includes administrative and professional services fees.

     In connection with the granting of stock options to, and restricted stock purchases by, our employees, we recorded deferred stock compensation totaling approximately $25.5 million as of September 30, 2001. This amount represents the difference between the exercise and the deemed fair value of our common stock for financial accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options. The amortization of the remaining deferred stock compensation will result in additional charges to operations through fiscal year 2004.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     The following table sets forth certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for any future period.

                                                              Three Months Ended        Nine Months Ended
                                                                  September 30,           September 30,
                                                              -----------------         -----------------
                                                              2001         2000         2001         2000
                                                              ----         ----         ----         ----
Revenues:
   License fees ...........................................     65%          51%          61%          53%
   Services ...............................................     35%          49%          39%          47%
                                                              ----         ----         ----         ----
   Total revenues .........................................    100%         100%         100%         100%
Costs and expenses:
   Cost of license fees ...................................      6%           1%           2%           1%
   Cost of services .......................................     21%          24%          21%          26%
   Product development ....................................     53%          73%          55%          69%
   Sales and marketing ....................................    118%         216%         121%         205%
   General and administrative .............................     37%          32%          36%          37%
   Amortization of goodwill, other intangible assets
       and deferred stock compensation ....................     21%         114%          42%         123%
   Purchased in-process research and development ..........      0%           0%           0%           6%
   Write-off of core technology ...........................     34%           0%          10%           0%
   Restructuring and other impairment charges .............    167%           0%          64%           0%
                                                              ----         ----         ----         ----
   Total costs and expenses ...............................    457%         460%         351%         467%
                                                              ----         ----         ----         ----
Loss from operations ......................................   (357%)       (360%)       (251%)       (367%)
   Interest and other income, net .........................     11%          10%          12%          12%
                                                              ----         ----         ----         ----
   Net loss ...............................................   (346%)       (350%)       (239%)       (355%)
                                                              ====         ====         ====         ====

Comparisons of Three and Nine Months Ended September 30, 2001 and 2000

Revenues

     Total revenue was approximately $5.9 million and $4.6 million for the three months ended September 30, 2001 and 2000, respectively, representing an increase in the third quarter of 2001 of approximately $1.3 million, or 26%, over the comparable quarter of the prior year. Total revenue was approximately $19.6 million and $9.8 million for the nine months ended September 30, 2001 and 2000, respectively, representing an increase of approximately $9.8 million, or 101%, over the comparable period of the prior year. The growth in revenues for the three months ended September 30, 2001 over the three months ended September 30, 2000 is primarily attributable to product line expansion and improved marketing and selling programs. The growth in revenues for the nine months ended September 30, 2001 over the nine months ended September 30, 2000 is primarily attributable to sales force and product line expansion. The growth in revenues reflects an increased volume of licenses and services sold, rather than a substantive increase in price. Revenues may not increase at the same rate in the future.

     License Fees. License fee revenues increased approximately $1.4 million, or 61%, from approximately $2.4 million for the three months ended September 30, 2000 to approximately $3.8 million for the three months ended September 30, 2001. License fee revenues increased approximately $6.7 million, or 130%, from approximately

$5.2 million for the nine months ended September 30, 2000 to approximately $11.9 million for the nine months ended September 30, 2001. The growth in license fee revenues for the three months ended September 30, 2001 over the three months ended September 30, 2000 is primarily attributable to product line expansion and improved marketing and selling programs. The growth in license fee revenues for the nine months ended September 30, 2001 over the nine months ended September 30, 2000 is primarily attributable to sales force and product line expansion.

     Services. Services revenue decreased approximately $217,000, or 10%, from approximately $2.3 million for the three months ended September 30, 2000 to approximately $2.1 million for the three months ended September 30, 2001. This decrease is due primarily to decreased consulting services performed in the latter period. Services revenue increased approximately $3.1 million, or 69%, from $4.6 million for the nine months ended September 30, 2000 to approximately $7.7 million for the nine months ended September 30, 2001. This increase was primarily attributable to increased consulting services performed in the first six months of the latter period in connection with increased license fees, as well as increased revenue derived from sales of distribution and advertising products.

     We also earn revenues from advertising barter transactions. Revenues and costs from advertising barter transactions are recognized during the period in which the advertising or distribution product is delivered. Barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. In determining the value of the goods or services provided, the Company uses historical pricing of comparable cash transactions. Revenues earned from barter transactions were $45,000 and $49,000 for the three months ended September 30, 2001 and 2000, respectively. Revenues earned from barter transactions were $173,000 and $244,000 for the nine months ended September 30, 2001 and 2000, respectively. We do not expect barter revenue to be a significant portion of revenue in the future.

     Deferred revenues reflected on our balance sheet were $3.9 million at September 30, 2001 as compared to $3.4 million at September 30, 2000.

     We have seen a rapid and increasingly severe downturn in the United States economy during the first, second and third quarters of fiscal 2001. Although we expect this economic downturn to continue into the fourth quarter of fiscal 2001, we cannot be certain as to the severity or duration of this downturn. Nor can we predict the extent and timing, if any, of the impact of the economic downturn in the United States on economies in other countries and geographic regions in which we conduct business. If the economic conditions in the United States fail to improve or if wider or global economic slowdowns occur, the demand for our products and services may be reduced. In addition to reducing our customers' and prospective customers' budgets for our products and services, these economic slowdowns may also adversely affect our customers' ability to pay for our products and services. Accordingly, these economic slowdowns may have a material adverse impact on our business, operating results and financial condition.

     Costs and Expenses

     Cost of License Fees. Our cost of license fees increased approximately $297,000, or 762%, from approximately $39,000 for the three months ended
September 30, 2000 to approximately $336,000 for the three months ended September 30, 2001. Cost of license fees increased approximately $301,000, or 257%, from approximately $117,000 for the nine months ended September 30, 2000 to approximately $418,000 for the nine months ended September 30, 2001. These increases were primarily attributable to royalty expenses incurred as a result of reselling other software developers' products in conjunction with ours during the quarter ended September 30, 2001. We expect the cost of license fees to increase as we enter into agreements with other software developers and incorporate their products into ours.

     Cost of Services. Our cost of services increased approximately $109,000, or 10%, from approximately $1.1 million for the three months ended September 30, 2000 to approximately $1.2 million for the three months ended September 30, 2001. Cost of services increased approximately $1.6 million, or 62%, from approximately $2.6 million for the nine months ended September 30, 2000 to approximately $4.2 million for the nine months ended

September 30, 2001. These increases were primarily due to increased expenditures resulting from the expansion of our AvantGo Mobile Internet service, and expansion of our consulting services organization. We expect these costs to increase to the extent that our AvantGo Mobile Internet service and our consulting services organization continue to expand.

     Product Development. Product development expenses decreased approximately $253,000, or 7%, from approximately $3.4 million for the three months ended
September 30, 2000 to approximately $3.1 million for the three months ended September 30, 2001. This decrease is primarily attributable to a reduction in headcount as a result of the restructuring program that the Company implemented during the three months ended June 30, 2001. Product development expenses increased approximately $4.2 million, or 62%, from approximately $6.7 million for the nine months ended September 30, 2000 to approximately $10.9 million for the nine months ended September 30, 2001. This increase was primarily a result of increased hiring of engineers and product development personnel prior to the implementation of the restructuring program. To date, all software development costs have been expensed in the period incurred.

     Sales and Marketing. Our sales and marketing expenses include those related to compensation, public relations and advertising, trade shows and marketing materials. Sales and marketing expenses decreased approximately $3.1 million, or 31%, from approximately $10 million for the three months ended September 30, 2000 to approximately $6.9 million for the three months ended September 30, 2001. This decrease is primarily attributable to a reduction in the level of advertising expenditures relating to our AvantGo Mobile Internet service, as well as a reduction in headcount as a result of the restructuring program that the Company implemented during the three months ended June 30, 2001. Sales and marketing expenses increased approximately $3.7 million, or 19%, from approximately $20 million for the nine months ended September 30, 2000 to approximately $23.7 million for the nine months ended September 30, 2001. This increase was attributable to an increase in the number of employees, prior to the implementation of the restructuring programs, in our sales and marketing organizations, and related costs, such as increased sales commissions.

     General and Administrative. General and administrative expenses consist primarily of salaries, recruiting and related costs for general corporate functions including executive, accounting and administrative personnel, and other miscellaneous general corporate expenses. Our general and administrative expenses increased approximately $665,000, or 44%, from approximately $1.5 million for the three months ended September 30, 2000 to approximately $2.2 million for the three months ended September 30, 2001. General and administrative expenses increased approximately $3.4 million, or 95%, from approximately $3.5 million for the nine months ended September 30, 2000 to approximately $6.9 million for the nine months ended September 30, 2001. These increases were due primarily to an increase in the number of executive, finance and administrative employees, prior to the implementation of the restructuring program during the three months ended June 30, 2001.

     Amortization of goodwill, other intangible assets and deferred stock compensation. We have been amortizing the amount of goodwill, core technology and acquired workforce that we purchased in connection with our acquisition of Globalware, using the straight-line method. We are also amortizing the amount that equals the difference between the fair value of stock options granted to our employees and consultants and what were considered to be the deemed fair values of our common stock, in the case of option grants to employees and on values based on the Black-Scholes formula for valuing options, in the case of grants to non-employees, in each case on the date of the grants over vesting periods using a graded vesting method. Amortization of deferred compensation is calculated using a declining balance method.

     We recognized approximately $5.3 million of amortization of goodwill, other intangible assets and deferred stock compensation during the three months ended September 30, 2000 and approximately $1.2 million during the three months ended September 30, 2001. We recognized approximately $12 million for the nine months ended September 30, 2000 and approximately $8.2 million for the nine months ended September 30, 2001. We anticipate that the amortization of the remaining deferred stock compensation will result in additional charges through fiscal year 2004.

     Included in total  amortization  expense is  approximately  $2.6 million of amortization of goodwill and other intangible assets during the nine months ended September 30, 2001. There was no amortization of goodwill and other intangible assets during the three months ended September 30, 2001 due to the determination during the quarter that the assets were impaired. Consequently, goodwill and other intangible assets have been written off as of September 30, 2001, and there will be no further amortization. We recognized approximately $1.3 million and $1.7 million, respectively, of amortization of goodwill and other intangible assets during the three and nine months ended September 30, 2000. See Note 6 to the Condensed Consolidated Financial Statements, "Restructuring and Other Impairment Charges" for further information.

     Purchased in-process research and development. In connection with our May 26, 2000 acquisition of Globalware, we have incurred an expense of $600,000 for purchased in-process research and development consisting of technology developed by Globalware. This is a non-recurring charge.

     Write-off of core technology. During the third quarter of 2001, due to an overall decline in information technology spending, and anticipated increased pressure from competitors, we concluded that core technology would not be recoverable. An impairment assessment, test and measurement resulted in the recording of a write-off of core technology of $2.0 million related to the acquisition of Globalware in May 2000. See Note 6 to the Condensed Consolidated Financial Statements, "Restructuring and Other Impairment Charges" for further information.

     Restructuring and other impairment charges. During the three months ended September 30, 2001, we adopted and began to implement a restructuring program in an effort to reduce operating expenses. This restructuring program resulted in aggregate charges of $9.8 million. These charges included a non-recurring charge of $687,000 related to excess space at the Company's Chicago facility, which was closed during the quarter, and the impairment of assets of $108,000. The Company also revised its estimate of the impairment of one of its Hayward facilities, resulting in an additional non-recurring restructuring charge of $406,000. Restructuring charges also included $530,000 related to employee termination costs associated with the elimination of 28 positions, most of which occurred in the U.S. and affected employees at all levels of the Company. Also included was the write-down of goodwill and other intangible assets of $8.0 million. See Note 6 to the Condensed Consolidated Financial Statements, "Restructuring and Other Impairment Charges," for further information regarding these activities.

     Interest and Other Income, Net. Net interest and other income increased approximately $196,000, or 43%, from approximately $458,000 for the three months ended September 30, 2000 to approximately $654,000 for the three months ended September 30, 2001. Net interest and other income increased approximately $1.0 million, or 92%, from approximately $1.2 million for the nine months ended September 30, 2000 to approximately $2.2 million for the nine months ended September 30, 2001. This increase was primarily due to increased cash balances as a result of the closing of our initial public offering in October 2000.

Liquidity and Capital Resources

     Since inception, we have funded our operations primarily through the sale of equity securities, through which we have raised net proceeds of $124.1 million through September 30, 2001. As of September 30, 2001, we had $50 million of cash and cash equivalents and short-term investments, a decrease from $73.5 million of cash and cash equivalents and short-term investments held as of December 31, 2000. As of September 30, 2001, our working capital was approximately $44.4 million compared to approximately $69.9 million on December 31, 2000.

     Net cash used in operating activities totaled $21.7 million for the nine months ended September 30, 2001, as compared with $17.5 million for the comparable period in 2000. The principal use of cash was to fund our losses from operations. Net cash provided by financing activities totaled $330,000 during the nine months ended September 30, 2001, as compared with $34.4 million for the comparable period in 2000, which included proceeds from our series D preferred round of financing.

     Since our inception, our investing activities have consisted primarily of purchases of fixed assets, principally computer hardware and software, and leasehold improvements. Capital expenditures totaled $2.3 million in the nine months ended September 30, 2001, as compared with $4.6 million for the comparable period in 2000. The decrease is primarily due to the reduction of expenditures related to leasehold improvements for our Hayward office and the reduction of expenditures for computer hardware. During the nine months ended September 30, 2001, we converted all of our investments to cash and cash equivalents, which provided $16.4 million of net cash from investing activities.

     We anticipate that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including costs and timing of expansion of research and development efforts and the success of such efforts, the success of our existing and new service offerings and competing technological and market developments. The factors described earlier in this paragraph will impact our future capital requirements and the adequacy of our available funds. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of our stockholders. There can be no assurance that additional financing will be available when needed on terms favorable to us, if at all.

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

The slowdown in the adoption of the mobile device marketplace could harm our revenues.

     The emergence of markets for our software is critically dependent upon the rapid expansion of the market for mobile devices including personal digital assistants, handheld computers, smart phones, pagers and other mobile devices. This market has suffered recent setbacks due to the decline in general economic conditions. This economic slowdown has reduced the rate of growth in the adoption of mobile devices, and associated products and services. Sustained economic slowdown could reduce demand for our software and services.

We may be unable to meet our future capital requirements and, therefore, unable to execute on our business strategy.

     Since our inception, we have never been profitable. From inception through September 30, 2001, we had an accumulated deficit of $108.9 million. Because the Company is not currently generating sufficient cash to fund its operations, the Company may be forced to rely on external financing to meet future capital and operating requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. The Company's capital requirements depend upon several factors, including the rate of market acceptance, its ability to expand its customer base and increase revenues, its level of expenditures for marketing and sales, purchases of equipment, and other factors. If the Company's capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated. The Company can make no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. Further, if the Company issues equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants which could restrict the Company's operations or finances. If the Company cannot raise funds, if needed, on acceptable terms, the Company may not be able to continue its operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This in turn, could negatively impact the Company's business, operating results and financial condition, and we may not achieve profitability.

The Company was recently named in a securities class action lawsuit that could materially harm its business and financial condition and result in a decline in the Company's stock price.

     The Company, certain of its officers and directors, and the underwriters of the Company's initial public offering were recently named to a class action lawsuit, alleging a violation of securities laws. See "Part II - Item 1. Legal Proceedings." This pending litigation, and any subsequent litigation against the Company or its affiliates or employees, regardless of the outcome, may result in substantial costs and expenses and significant diversion of management, which could materially adversely affect our business.

     Due to inherent uncertainties in litigation, we cannot predict accurately the ultimate outcome of the litigation. An adverse judgment in a large monetary amount could have a material adverse impact on our financial position, and consequently our business and results of operation. Such an event is likely to cause our stock price to decline substantially.

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

     Our enterprise software, which consists of our AvantGo M-Business Server, AvantGo Mobile Sales, AvantGo Mobile Delivery and AvantGo Pylon products, together with related technical support fees, has accounted for 61% of our revenues in the nine months ended September 30, 2001 and 56% of our revenues in 2000 and 50% of our revenues in 1999. We expect that a significant portion of our revenues will depend upon the continued and growing market acceptance of our enterprise software products. The lifecycle of our products is particularly difficult to estimate because of growing competition and the changing marketplace. Our enterprise software may not achieve acceptance among businesses and other organizations. A decline in the demand for our enterprise software or our failure to successfully develop, introduce or market new or enhanced products in a timely manner would have a negative impact on sales of our enterprise products, jeopardizing our most important source of revenues. The sales cycle for our products is lengthy. Due to the recent economic downturn, our current and prospective customers may elect to delay or postpone investments in technology such as ours, which would harm our enterprise sales efforts and cause our business to suffer.

A significant portion of our enterprise revenues comes from a small number of customers, and any decrease in revenues from these customers could harm our operating results.

     We currently derive a significant portion of our enterprise software revenues from a small number of major customers. For example, McKesson Corporation, our largest customer, represented 19% of our total revenues for the third quarter of fiscal year 2001. We expect that McKesson Corporation will continue to represent a significant portion of our revenues for the next twelve to eighteen months. Any disruption or termination of our commercial relationships with McKesson Corporation would harm our revenues.

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

     Our enterprise software and services compete primarily with offerings from the following types of companies:

     o server synchronization software providers, including Palm, Inc., PUMATECH, Inc. and Oracle Corporation;

     o handheld application development environment providers, including PUMATECH, Inc., IBM Corporation, and Microsoft Corporation;

     o    application service providers, including Aether Systems, Inc.; and

     o mobile sales force automation application providers, including Siebel Systems.

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

If we fail to meet the continued listing requirements of the Nasdaq Stock Market, our stock could be delisted.

     Our stock is currently listed on the Nasdaq National Market. The Nasdaq Stock Market's Marketplace Rules impose certain minimum financial requirements on us for the continued listing of our stock. One such requirement is a minimum bid price on our stock of $1.00 per share. Our stock price has, from time to time, fallen below the minimums set forth by those rules. If we remain below minimum levels for an extended period, the Nasdaq National Market may delist our stock. If we are delisted and cannot obtain listing on another major market or exchange, our stock's liquidity would suffer and we would likely experience reduced analyst coverage and investor interest. Such factors may result in a decrease in our stock's trading price. Delisting also may restrict us from issuing additional securities or securing additional financing.

Because our quarterly operating results are volatile and difficult to predict, period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely on them as indications of future performance.

     Our revenues consist primarily of fees received from licensees of our enterprise software, which accounted for 56% of our revenues for the year ended December 31, 2000 and 61% of our revenues for the nine months ended September 30, 2001. We also obtain significant revenues from professional services rendered to our enterprise customers. In the year ended December 31, 2000 and the nine months ended September 30, 2001, advertising and distribution product fees from our AvantGo Mobile Internet service also generated a portion of our revenue. Because our licensing, professional services and AvantGo Mobile
Internet service revenues can vary substantially from month to month and are difficult to predict, and we expect to continue to rely on these revenues, our future quarterly revenues and operating results may fluctuate substantially. As a result of these factors, we believe that quarter-to-quarter or other periodic comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets, such as Internet software. Examples of the factors that could cause our quarterly results to vary include:

     o    failure to close key enterprise agreements as contemplated;

     o termination of important contracts, including those with McKesson Corporation; and

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

     Even if the market for mobile devices continues to expand, our success will depend, among other things, on whether businesses and consumers adopt our products and services for obtaining Web-based information and applications on the Internet and intranets. We have expended considerable resources on sales and marketing of our products and services. During the quarter ended September 30, 2001, our sales and marketing expenses were approximately $6.9 million. As revenues increase, we expect that these expenses will continue to increase. If our sales and marketing efforts are inadequate and we are unable to build our visibility and brand name, our enterprise revenues will fall and consumer use of our AvantGo Mobile Internet service will fail to develop, jeopardizing our ability to generate revenue from the sale of advertising and distribution products.

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

     We expect to continue to expand our operations for the foreseeable future. We expect to hire additional new employees to support our professional services, product development, sales, marketing and administrative groups. Because of the technical nature of our products, we anticipate that it will take several months to train new personnel. We must also develop our operating, administrative, financial and accounting systems and controls, and maintain close coordination among our product development, accounting, finance, marketing, and customer support operations. Failure to accomplish any of these objectives would impede our ability to deliver products in a timely fashion, fulfill existing customer commitments and attract and retain new customers, which would harm our business.

The use of our AvantGo Mobile Internet service may be reduced if we are unable to maintain and expand our agreements with content providers and e-businesses.

     Existing users of our content providers and e-businesses that deliver content to our website account for a significant portion of the traffic to our AvantGo Mobile Internet Service. To expand our AvantGo Mobile Internet service, we must maintain quality relationships with these content providers and e-businesses. If we fail to continue to provide valuable content and services, Internet users may be less likely to actively use our service and to engage in commercial transactions using our service, which, in turn, would harm our business.

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

     We sell our products in the United States and abroad. We manage our European sales and marketing operations through our U.K. subsidiary, AvantGo Europe, Ltd. Revenues from international sales represented 15% of our revenues in the nine months ended September 30, 2001, and we anticipate that revenue from international operations will represent an increasing portion of our total revenue. Our business will therefore be increasingly subject to the risks associated with doing business internationally. We expect that the costs of developing overseas revenues will exceed those revenues. Accordingly, our future results could be harmed by a variety of factors, including:

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

     We currently license software from a variety of third parties. If we were found to be in breach of any of our license agreements, or, in any event, upon termination of such agreements, we would have to discontinue the use of the licensed software, cease the use and sale of products containing this software, and incur expenses to develop or obtain licenses to other technology. We may be unable to develop alternative technologies or to obtain a license to use the software formerly licensed to us on commercially reasonable terms.

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

     During 2001, we implemented a restructuring plan and reduced our workforce. Despite this reduction in workforce, we will continue to recruit key personnel. We may be unable to retain our key employees or to attract, assimilate or retain other highly qualified employees in the future. The mobile computer industry is a complex industry that requires a unique knowledge base, and the loss of technical knowledge and industry expertise among our key personnel, or our failure to obtain necessary additional expertise, could result in delays in software development, loss of sales and a diversion of management resources which could harm our business.

If we adopt additional economic incentives to retain our current employees or attract new employees, stockholder equity could be diluted.

     The purchase price of outstanding stock options held by the majority of our employees is above the current fair market value of the Company's common stock. To adequately motivate and retain our employees, and to attract new employees, we may need to provide additional economic incentives. For example, our board of directors may seek to increase the stock pool in our existing 2000 Stock
Incentive Plan or adopt a new equity incentive plan to reincentivize current employees. If the Company issues additional stock options or additional stock grants to current or new employees, our existing stockholders will suffer dilution.

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

     Our operations depend upon our ability to maintain and protect our computer systems, which are located at our offices in Hayward and San Mateo, California and at facilities owned and operated by Level 3 Communications in Sunnyvale, California. We currently do not have redundant facilities for our servers. Our systems therefore are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures, terrorist acts such as that occurring on September 11, 2001 in New York and similar events. The potential impact on the Company and our general infrastructure of being located near major earthquake faults is unknown, but operating results could be materially adversely affected in the event of a major earthquake. In addition, California recently experienced power shortages, which resulted in brief power outages, or "blackouts", in parts of the state. Any such blackouts in the future could cause disruptions to our operations, especially our AvantGo Mobile Internet service, which is housed at Level 3 Communications and during a blackout could become inaccessible to our users. Additionally, these blackouts could disrupt the operations of our distributors, resellers, and customers. Although we maintain insurance against break-in, unauthorized access, vandalism, fires, floods, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case, and will not likely compensate us for all the damages caused by these or similar events.

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

     One or more states or the federal government could enact regulations aimed at companies like us, which provide software that facilitates e-commerce and the distribution of content over the Internet. The likelihood of the enactment of regulations in these areas will increase as the Internet becomes more pervasive and extends to more people's daily lives. Any legislation, regulation or taxation of or concerning electronic commerce could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If a reduction in growth occurs as a result of these events, demand for our client software and AvantGo Mobile Internet service could decline significantly.

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

     o    technological innovations;

     o    competitive developments;

     o    departure of key personnel;

     o securities class action litigation, or other civil litigation, brought against us by third parties, regardless of outcome;

     o    changes in financial estimates by securities analysts; and

     o    changes in interest rates and other general economic conditions.

Future sales of our common stock may cause our stock price to decline.

     Sales of significant amounts of our common stock in the public market or the perception that sales of significant amounts of common stock will occur could adversely affect the market price of our common stock or our future ability to raise capital through an offering of our equity securities. As of September 30, 2001 we had approximately 35 million shares of common stock outstanding, of which 34.3 million were freely tradable, except for any shares purchased by our "affiliates" as defined in Rule 144 of the Securities Act of 1933. Sales of a large number of restricted shares, or sales of shares held by affiliates, could have an adverse effect on the market price for our common stock.

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

     Interest Rate Risk. We protect and preserve our invested funds with investment policies and procedures that limit default, market and reinvestment risk. We have not utilized derivative financial instruments in our investment portfolio. As of September 30, 2001, we had cash and cash equivalents of $50.0 million, consisting of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase. Declines in interest rates over time will result in lower interest income.

     Foreign Currency Exchange Risk. We develop products in the United States for sale throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. We have one foreign subsidiary whose expenses are incurred in its local currency. As exchange rates vary, our expenses, when translated, may vary from expectations and adversely impact overall expected profitability. Our operating results have not been significantly affected by exchange rate fluctuations in the third quarter of 2001. If, during the remainder of 2001, the U.S. dollar uniformly decreases in strength by 10% relative to the currency of our foreign sales subsidiary, our operating results for the remainder of 2001 would likely not be significantly affected.

PART II  OTHER INFORMATION

ITEM 1.   Legal Proceedings

     In October 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and the underwriters of its initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company's common stock during the period from September 27, 2000 to December 6, 2000. The complaint alleges that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The complaint seeks unspecified damages on behalf of the purported class. Nearly two hundred other issuers have been named as defendants in nearly identical lawsuits filed by some of the same plaintiffs' law firms.

ITEM 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K.

     We filed no reports on Form 8-K  during  the  quarter  covered by this Form
10-Q.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AVANTGO, INC.

Date:  November 14, 2001                By: /s/ David B. Cooper, Jr.
                                        ----------------------------------------
                                        David B. Cooper, Jr.
                                        Chief Financial Officer
                                        (Principal financial and
                                        chief accounting officer)