Form 10-Q/A
period 2001-09-30
AVANTGO INC
filed 2002-01-22
CIK 1110700

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

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

As of January 16, 2002 there were 35,166,133 shares of the Registrant's Common Stock outstanding.

                                  AVANTGO, INC.

EXPLANATORY NOTE

This Form 10-Q/A amends the Registrant's quarterly Form 10-Q for the third fiscal quarter ended September 30, 2001 as filed on November 14, 2001 and is being filed to reflect the restatement of the Registrant's consolidated financial statements for that period. The restatement relates to amounts under a single contract with a reseller, for ultimate sale to a federal government agency, which amounts the Company has subsequently determined should not have been recognized as revenue in the third quarter. The matter and related internal controls and procedures have been investigated under the supervision of the Audit Committee of the Board of Directors. This Form 10-Q/A revises the Consolidated Statements of Operations for the three months ended September 30, 2001 and the Consolidated Statements of Operations for the nine months ended September 30, 2001 as follows: software license revenue has been decreased by $959,000 for the three and nine month period ended September 30, 2001. The dollar value, percentage of revenue and percentage changes over prior year revenue in Management's Discussion and Analysis of Financial Condition and Results of Operations have been changed to reflect the change in revenue. In addition, this Form 10-Q/A revises the Consolidated Balance Sheet as of September 30, 2001 as follows: accounts receivable have been decreased by $1.4 million, current deferred revenue has been decreased by $157,000 and long term deferred revenue has been decreased by $249,000. The accounts receivable and current deferred revenue in the related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations have been changed to reflect these changes.

For purposes of this Form 10-Q/A, and in accordance with Rule 12B-15 under the Securities Exchange Act of 1934, as amended, each item of the 2001 third quarter Form 10-Q as filed on November 14, 2001 that was affected by the restatement has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the restatement. In particular, and without limitation, in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has given certain information about the business environment applicable to the Company, the business outlook and certain forward looking information. This information has not been revised from the information provided in the Form 10-Q for the quarter ended September 30, 2001 because it was not affected by the restatement.

                                  AvantGo, Inc.
                                   Form 10-Q/A
                                 Amendment No. 1
                               September 30, 2001

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              PAGE

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets as of September
         30, 2001 and December 31, 2000                                       4
         Condensed Consolidated Statements of Operations for the
         three and nine months ended September 30, 2001 and
         September 30, 2000                                                   5
         Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2001 and September 30, 2000          6
         Notes to Condensed Consolidated Financial Statements                 8

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           13

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk          29

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                   30

ITEM 6.  Exhibits and Reports on Form 8-K                                    30

         Signatures                                                          30

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                              September 30,    December 31,
                                                                                                  2001             2000
                                                                                                ---------       ---------
                                                                                               (Unaudited)       (Note 1)
                                                                                                ---------       ---------
                                                                                              (As Restated)
ASSETS
Current assets:
    Cash and cash equivalents ...............................................................   $  50,043       $  57,034
    Short-term investments ..................................................................          --          16,432
    Accounts receivable, net of allowance of $1,110,000 in 2001 and $240,000 in 2000 ........       3,365           4,724
    Prepaid expenses and other current assets ...............................................         752           1,186
                                                                                                ---------       ---------
          Total current assets ..............................................................      54,160          79,376
    Restricted investments ..................................................................       3,438           3,438
    Property and equipment, net .............................................................       7,837           7,998
    Goodwill and other intangible assets ....................................................          --          12,803
    Other assets ............................................................................         479             693
                                                                                                ---------       ---------
          Total assets ......................................................................   $  65,914       $ 104,308
                                                                                                =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ........................................................................   $   1,350       $   3,227
    Accrued liabilities .....................................................................       3,999           1,527
    Accrued compensation and related benefits ...............................................       2,179           2,238
    Current portion of borrowings under bank line of credit agreement .......................          --              40
    Deferred revenue ........................................................................       3,444           2,442
                                                                                                ---------       ---------
          Total current liabilities .........................................................      10,972           9,474
    Deferred revenue, net of current portion ................................................          --              83
    Accrued restructuring charges, net of current portion ...................................       1,530              --
Commitments
Stockholders' equity:
    Common stock, $0.0001 par value; 150,000,000 shares authorized; 35,037,984 and
          34,473,663 shares issued and outstanding at September 30, 2001 and December 31,
          2000, respectively ................................................................     168,441         170,841
    Notes receivable from stockholders ......................................................        (502)           (706)
    Deferred stock compensation .............................................................      (3,981)        (12,350)
    Revenue offset relating to warrant agreements ...........................................        (718)         (1,099)
    Accumulated deficit .....................................................................    (109,886)        (61,947)
    Accumulated other comprehensive loss ....................................................          58              12
                                                                                                ---------       ---------
          Total stockholders' equity ........................................................      53,412          94,751
                                                                                                ---------       ---------
          Total liabilities and stockholders' equity ........................................   $  65,914       $ 104,308
                                                                                                =========       =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                            Three Months Ended            Nine Months Ended
                                                                               September 30,                September 30,
                                                                          -----------------------       -----------------------
                                                                            2001           2000           2001           2000
                                                                          --------       --------       --------       --------
                                                                       (As Restated)                 (As Restated)
Revenues:
    License fees ....................................................     $  2,837       $  2,359       $ 10,932       $  5,173
    Services ........................................................        2,060          2,277          7,741          4,580
                                                                          --------       --------       --------       --------
    Total revenues ..................................................        4,897          4,636         18,673          9,753
Costs and expenses:
    Cost of license fees ............................................          336             39            418            117
    Cost of services ................................................        1,208          1,099          4,171          2,573
    Product development .............................................        3,130          3,383         10,853          6,703
    Sales and marketing .............................................        6,929         10,019         23,741         20,015
    General and administrative ......................................        2,160          1,495          6,932          3,547
    Amortization of goodwill, other intangible assets and
          deferred stock compensation ...............................        1,249          5,289          8,163         12,030
    Purchased in-process research and development ...................           --             --             --            600
    Write-off of core technology ....................................        1,981             --          1,981             --
    Restructuring and other impairment charges ......................        9,761             --         12,602             --
                                                                          --------       --------       --------       --------

    Total costs and expenses ........................................       26,754         21,324         68,861         45,585
                                                                          --------       --------       --------       --------

Loss from operations ................................................      (21,857)       (16,688)       (50,188)       (35,832)
    Interest and other income, net ..................................          654            458          2,249          1,170
                                                                          --------       --------       --------       --------

    Net loss ........................................................     $(21,203)      $(16,230)      $(47,939)      $(34,662)
                                                                          ========       ========       ========       ========

    Basic and diluted net loss per share ............................     $  (0.63)      $  (2.67)      $  (1.49)      $  (5.69)
                                                                          ========       ========       ========       ========

    Basic and diluted common shares used to calculate basic and
      diluted net loss per share ....................................       33,480          6,080         32,117          6,091
                                                                          ========       ========       ========       ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                             2001              2000
                                                                                           --------          --------
                                                                                        (As Restated)
OPERATING ACTIVITIES:
   Net loss ........................................................................       $(47,939)         $(34,662)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Purchased in-process research and development ................................             --               600
      Write-off of core technology .................................................          1,981                --
      Restructuring and other impairment charges ...................................         11,606                --
      Amortization of goodwill, other intangible assets and deferred stock
         compensation ..............................................................          8,163            12,030
      Depreciation and amortization ................................................          2,165               553
      Amortization of revenue offset relating to warrant agreements ................            381               295
      Issuance of common stock in exchange for services ............................             --               188
      Changes in operating assets and liabilities:
          Accounts receivable ......................................................          1,477            (1,033)
          Prepaid expenses and other current assets ................................            434            (1,174)
          Accounts payable .........................................................         (1,877)            1,770
          Accrued liabilities ......................................................            700               388
          Accrued compensation and related benefits ................................            222               353
          Deferred revenue .........................................................          1,032             3,166
                                                                                           --------          --------
            Net cash used in operating activities ..................................        (21,655)          (17,526)

INVESTING ACTIVITIES:
   Purchase of property and equipment ..............................................         (2,344)           (4,620)
   (Increase) decrease in other assets .............................................            200            (2,101)
   Business acquisition, net of cash acquired ......................................             --               456
   Restricted investments ..........................................................             --            (3,438)
   Proceeds from investments .......................................................         16,436               556
                                                                                           --------          --------
            Net cash provided by (used in) investing activities ....................         14,292            (9,147)

FINANCING ACTIVITIES:
   Repayment of obligations under bank line of credit agreement ....................            (40)              (54)
   Principal payments on capital lease obligations .................................             --                (4)
   Proceeds from issuance of convertible preferred stock, net ......................             --            30,700
   Proceeds from note receivable from stockholder ..................................             --               342
   Proceeds from note repayment from stockholder ...................................            204                --
   Proceeds from issuance of common stock, net of stock repurchase .................            166             3,390
                                                                                           --------          --------
            Net cash provided by financing activities ..............................            330            34,374
                                                                                           --------          --------
Effect of exchange rate changes on cash and cash equivalents .......................             42                20
                                                                                           --------          --------
Increase [Decreases] in cash and cash equivalents ..................................         (6,991)            7,721
Cash and cash equivalents at beginning of period ...................................         57,034             5,835
                                                                                           --------          --------
Cash and cash equivalents at end of period .........................................       $ 50,043          $ 13,556
                                                                                           ========          ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of preferred stock in exchange for license ..............................      $    --        $    40
                                                                                             =======        =======
     Issuance of preferred stock for notes receivable from stockholder ................      $    --        $   342
                                                                                             =======        =======
     Issuance of preferred stock in connection with acquisition .......................      $    --        $15,466
                                                                                             =======        =======
     Deferred stock compensation related to grants of options for common stock ........      $    --        $18,498
                                                                                             =======        =======
     Issuance of common stock for notes receivable from stockholder ...................      $    --        $   606
                                                                                             =======        =======
     Revenue offset related to warrant agreements .....................................      $    --        $ 1,521
                                                                                             =======        =======
SUPPLEMENTAL DISCLOSURES:
     Cash paid during the period for interest .........................................      $     5        $     9
                                                                                             =======        =======

     Warrant issued in connection with a content service agreement ....................      $    --        $   159
                                                                                             =======        =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2001
                                   (Unaudited)

NOTE 1.  RESTATEMENT OF FINANCIAL STATEMENTS

The restatement relates to amounts under a single contract with a reseller, for ultimate sale to a federal government agency, which amounts the Company has subsequently determined should not have been recognized as revenue in the third quarter. The matter and related internal controls and procedures have been investigated under the supervision of the Audit Committee of the Board of Directors. As a result, the condensed consolidated financial statements included in the Quarterly Report on Form 10Q filed on November 14, 2001 have been restated to remove the effect of the invalid sale. The restatement has resulted in an increase in net loss for the three and nine months ended September 30, 2001 of $959,000 ($.03 per share) and $959,000 ($.03 per share), respectively.
Specifically the restatement has resulted in reductions of: $1.4 million in accounts receivable, $157,000 in deferred revenue, $249,000 in deferred revenue net of current portion, and $959,000 in net revenue as of and for the three and nine months ended September 30, 2001.

NOTE 2.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

NOTE 3.  CONCENTRATION OF CREDIT RISK

     For the three months ended September 30, 2001, one customer accounted for 23% of total revenues. For the three months ended September 30, 2000, one customer accounted for 28% of total revenues. For the nine months ended September 30, 2001 and 2000, one customer accounted for 19% and 32% of revenues, respectively.

NOTE 4.  NET LOSS PER SHARE

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

     The calculation of historical pro forma basic and diluted net loss per share is as follows:

                                                                         Three Months Ended             Nine Months Ended
                                                                            September 30,                 September 30,
                                                                       -----------------------       -----------------------
                                                                         2001           2000           2001           2000
                                                                       --------       --------       --------       --------
                                                                     (As Restated)                 (As Restated)
                                                                             (in thousands, except per share amounts):
Historical:
    Net loss ......................................................    $(21,203)      $(16,230)      $(47,939)      $(34,662)
                                                                       ========       ========       ========       ========
    Weighted average shares of common stock outstanding ...........      34,922         10,678         34,642         10,441
    Less weighted average shares that may be repurchased ..........      (1,442)        (4,598)        (2,525)        (4,350)
                                                                       --------       --------       --------       --------
    Weighted average shares of common stock outstanding used
    in computing basic and diluted net loss per share .............      33,480          6,080         32,117          6,091
                                                                       ========       ========       ========       ========
    Basic and diluted net loss per share ..........................    $  (0.63)      $  (2.67)      $  (1.49)      $  (5.69)
                                                                       ========       ========       ========       ========
Pro forma:
    Net loss ......................................................    $(21,203)      $(16,230)      $(47,939)      $(34,662)
                                                                       ========       ========       ========       ========
Weighted average shares used in computing basic and
diluted net loss per share (from above) ...........................      33,480          6,080         32,117          6,091
Adjustment to reflect the effect of the assumed
conversion of preferred stock from the date of issuance ...........          --         17,131             --         15,007
                                                                       --------       --------       --------       --------
Weighted average shares used in computing pro forma
basic and diluted net loss per share ..............................      33,480         23,211         32,117         21,098
                                                                       ========       ========       ========       ========
Pro forma basic and diluted net loss per share ....................    $  (0.63)      $  (0.70)      $  (1.49)      $  (1.64)
                                                                       ========       ========       ========       ========

NOTE 5.  COMPREHENSIVE LOSS

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

                                                            Three Months Ended                  Nine Months Ended
                                                               September 30,                      September 30,
                                                        --------------------------          --------------------------
                                                          2001              2000              2001              2000
                                                        --------          --------          --------          --------
                                                     (As Restated)                        (As Restated)
Net loss .........................................      $(21,203)         $(16,230)         $(47,939)         $(34,662)
Foreign currency translation adjustments .........          (152)                7                42                20
Unrealized gain (loss) on investment .............            --               140                 4                64
                                                        --------          --------          --------          --------
Comprehensive loss ...............................      $(21,355)         $(16,083)         $(47,893)         $(34,578)
                                                        ========          ========          ========          ========

NOTE 6.  BUSINESS SEGMENT INFORMATION

     The Company operates in a single operating segment, providing software and services that enable and enhance the use of Internet-based content and corporate applications to mobile devices, including personal digital assistants and Internet-enabled phones.

Geographic Information

     The Company operates in North America and Europe. Approximately 16% of revenues were derived from outside North America in each of the three and nine months ended September 30, 2001. Less than 10% of revenues were derived from outside North America in the three and nine months ended September 30, 2000. At September 30, 2001 and 2000, less than 10% of the Company's assets were located outside North America.

NOTE 7.  RESTRUCTURING AND OTHER IMPAIRMENT CHARGES

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

     The following table sets forth the restructuring activity during the three months ended September 30, 2001 (in thousands):

                                                        Total
                                     Balance at     Restructuring         Cash            Non-cash          Balance at
                                   June 30, 2001       Charges        Expenditures      Expenditures    September 30, 2001
                                   -------------       -------        ------------      ------------    ------------------
Facility costs                        $ 2,203          $ 1,093          $  (224)          $  (152)           $ 2,920
Employee termination costs                 15              530             (163)               --                382
Excess equipment                           --              108               --              (108)                --
Goodwill                                   --            7,691               --            (7,691)                --
Acquired workforce                         --              339               --              (339)                --

                                      -------          -------          -------           -------            -------
Total                                 $ 2,218          $ 9,761          $  (387)          $(8,290)           $ 3,302
                                      =======          =======          =======           =======            =======

     The following table sets forth the restructuring activity during the nine months ended September 30, 2001 (in thousands):

                                           Total
                                       Restructuring           Cash              Non-cash           Balance at
                                          Charges          Expenditures        Expenditures     September 30, 2001
                                          -------          ------------        ------------     ------------------
Facility costs                            $ 3,497            $  (425)            $  (152)            $ 2,920
Employee termination costs                    945               (563)                 --                 382
Excess equipment                              130                 --                (130)                 --
Goodwill                                    7,691                 --              (7,691)                 --
Acquired workforce                            339                 --                (339)                 --

                                          -------            -------             -------             -------
Total                                     $12,602            $  (988)            $(8,312)            $ 3,302
                                          =======            =======             =======             =======

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

NOTE 8.  RECENT ACCOUNTING PRONOUNCEMENTS

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

     We were incorporated in June 1997 as a Delaware corporation under the name Bombardier Software, Inc. and changed our name to AvantGo, Inc. in January 1998. In September 1998, we launched our AvantGo M-Business products and services. In May 1999, we introduced our AvantGo Mobile Internet service. In May 2000, we completed our purchase of Globalware Computing and began integrating its software products and consulting services. In October 2000, we completed our initial public offering raising approximately $68.3 million in net proceeds, after deducting underwriter discounts, commissions and other offering expenses. In 2001, we launched our AvantGo Mobile Sales and AvantGo Mobile Delivery products. Although our revenues have increased year-over-year since inception, we have never been profitable. As of September 30, 2001, we had an accumulated deficit of approximately $109.9 million.

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

     Our costs and expenses are classified into three general operational categories: product development, sales and marketing, and general and administrative. In addition, our operating expenses include amortization of goodwill, other intangible assets, and deferred stock-based compensation. Operating expenses also include non-recurring costs of purchased in-process research and development, restructuring and other impairment charges, and the write-off of core technology related to the acquisition of Globalware in May 2000. Goodwill and core technology were written off in the three months ended September 30, 2001. For more information, see Note 7 of the Condensed Consolidated Financial Statements.

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

                                                                 Three Months Ended        Nine Months Ended
                                                                    September 30,            September 30,
                                                                 -----------------         -----------------
                                                                 2001         2000         2001         2000
                                                                 ----         ----         ----         ----
                                                             (As Restated)             (As Restated)
Revenues:
     License fees ...........................................      58%          51%          59%          53%
     Services ...............................................      42%          49%          41%          47%
                                                                 ----         ----         ----         ----
     Total revenues .........................................     100%         100%         100%         100%
Costs and expenses:
     Cost of license fees ...................................       7%           1%           2%           1%
     Cost of services .......................................      25%          24%          22%          26%
     Product development ....................................      64%          73%          58%          69%
     Sales and marketing ....................................     141%         216%         127%         205%
     General and administrative .............................      44%          32%          37%          37%
     Amortization of goodwill, other intangible assets
         and deferred stock compensation ....................      26%         114%          44%         123%
     Purchased in-process research and development ..........       0%           0%           0%           6%
     Write-off of core technology ...........................      40%           0%          11%           0%
     Restructuring and other impairment charges .............     199%           0%          68%           0%
                                                                 ----         ----         ----         ----
     Total costs and expenses ...............................     546%         460%         369%         467%
                                                                 ----         ----         ----         ----
Loss from operations ........................................    (446%)       (360%)       (269%)       (367%)
     Interest and other income, net .........................      13%          10%          12%          12%
                                                                 ----         ----         ----         ----
     Net loss ...............................................    (433%)       (350%)       (257%)       (355%)
                                                                 ====         ====         ====         ====

Comparisons of Three and Nine Months Ended September 30, 2001 and 2000

Revenues

     Total revenue was approximately $4.9 million and $4.6 million for the three months ended September 30, 2001 and 2000, respectively, representing an increase in the third quarter of 2001 of approximately $261,000, or 6%, over the comparable quarter of the prior year. Total revenue was approximately $18.7 million and $9.8 million for the nine months ended September 30, 2001 and 2000, respectively, representing an increase of approximately $8.9 million, or 91%, over the comparable period of the prior year. The growth in revenues for the three months ended September 30, 2001 over the three months ended September 30, 2000 is primarily attributable to product line expansion and improved marketing and selling programs. The growth in revenues for the nine months ended September 30, 2001 over the nine months ended September 30, 2000 is primarily attributable to sales force and product line expansion. The growth in revenues reflects an increased volume of licenses and services sold, rather than a substantive increase in price. Revenues may not increase at the same rate in the future.

     License Fees. License fee revenues increased approximately $478,000, or 20%, from approximately $2.4 million for the three months ended September 30, 2000 to approximately $2.8 million for the three months ended September 30, 2001. License fee revenues increased approximately $5.7 million, or 111%, from approximately

$5.2 million for the nine months ended September 30, 2000 to approximately $10.9 million for the nine months ended September 30, 2001. The growth in license fee revenues for the three months ended September 30, 2001 over the three months ended September 30, 2000 is primarily attributable to product line expansion and improved marketing and selling programs. The growth in license fee revenues for the nine months ended September 30, 2001 over the nine months ended September 30, 2000 is primarily attributable to sales force and product line expansion.

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

     Deferred revenues reflected on our balance sheet were $3.4 million at September 30, 2001 as compared to the same balance of $3.4 million at September 30, 2000.

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

     Included in total  amortization  expense is  approximately  $2.6 million of amortization of goodwill and other intangible assets during the nine months ended September 30, 2001. There was no amortization of goodwill and other intangible assets during the three months ended September 30, 2001 due to the determination during the quarter that the assets were impaired. Consequently, goodwill and other intangible assets have been written off as of September 30, 2001, and there will be no further amortization. We recognized approximately $1.3 million and $1.7 million, respectively, of amortization of goodwill and other intangible assets during the three and nine months ended September 30, 2000. See Note 7 to the Condensed Consolidated Financial Statements, "Restructuring and Other Impairment Charges" for further information.

     Purchased in-process research and development. In connection with our May 26, 2000 acquisition of Globalware, we have incurred an expense of $600,000 for purchased in-process research and development consisting of technology developed by Globalware. This is a non-recurring charge.

     Write-off of core technology. During the third quarter of 2001, due to an overall decline in information technology spending, and anticipated increased pressure from competitors, we concluded that core technology would not be recoverable. An impairment assessment, test and measurement resulted in the recording of a write-off of core technology of $2.0 million related to the acquisition of Globalware in May 2000. See Note 7 to the Condensed Consolidated Financial Statements, "Restructuring and Other Impairment Charges" for further information.

     Restructuring and other impairment charges. During the three months ended September 30, 2001, we adopted and began to implement a restructuring program in an effort to reduce operating expenses. This restructuring program resulted in aggregate charges of $9.8 million. These charges included a non-recurring charge of $687,000 related to excess space at the Company's Chicago facility, which was closed during the quarter, and the impairment of assets of $108,000. The Company also revised its estimate of the impairment of one of its Hayward facilities, resulting in an additional non-recurring restructuring charge of $406,000. Restructuring charges also included $530,000 related to employee termination costs associated with the elimination of 28 positions, most of which occurred in the U.S. and affected employees at all levels of the Company. Also included was the write-down of goodwill and other intangible assets of $8.0 million. See Note 7 to the Condensed Consolidated Financial Statements, "Restructuring and Other Impairment Charges," for further information regarding these activities.

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

Liquidity and Capital Resources

     Since inception, we have funded our operations primarily through the sale of equity securities, through which we have raised net proceeds of $124.1 million through September 30, 2001. As of September 30, 2001, we had $50 million of cash and cash equivalents and short-term investments, a decrease from $73.5 million of cash and cash equivalents and short-term investments held as of December 31, 2000. As of September 30, 2001, our working capital was approximately $43.2 million compared to approximately $69.9 million on December 31, 2000.

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

     Since our inception, we have never been profitable. From inception through September 30, 2001, we had an accumulated deficit of $109.9 million. Because the Company is not currently generating sufficient cash to fund its operations, the Company may be forced to rely on external financing to meet future capital and operating requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. The Company's capital requirements depend upon several factors, including the rate of market acceptance, its ability to expand its customer base and increase revenues, its level of expenditures for marketing and sales, purchases of equipment, and other factors. If the Company's capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated. The Company can make no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. Further, if the Company issues equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants which could restrict the Company's operations or finances. If the Company cannot raise funds, if needed, on acceptable terms, the Company may not be able to continue its operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This in turn, could negatively impact the Company's business, operating results and financial condition, and we may not achieve profitability.

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

     Our enterprise software, which consists of our AvantGo M-Business Server, AvantGo Mobile Sales, AvantGo Mobile Delivery and AvantGo Pylon products, together with related technical support fees, has accounted for 59% of our revenues in the nine months ended September 30, 2001 and 56% of our revenues in 2000 and 50% of our revenues in 1999. We expect that a significant portion of our revenues will depend upon the continued and growing market acceptance of our enterprise software products. The lifecycle of our products is particularly difficult to estimate because of growing competition and the changing marketplace. Our enterprise software may not achieve acceptance among businesses and other organizations. A decline in the demand for our enterprise software or our failure to successfully develop, introduce or market new or enhanced products in a timely manner would have a negative impact on sales of our enterprise products, jeopardizing our most important source of revenues. The sales cycle for our products is lengthy. Due to the recent economic downturn, our current and prospective customers may elect to delay or postpone investments in technology such as ours, which would harm our enterprise sales efforts and cause our business to suffer.

A significant portion of our enterprise revenues comes from a small number of customers, and any decrease in revenues from these customers could harm our operating results.

     We currently derive a significant portion of our enterprise software revenues from a small number of major customers. For example, McKesson Corporation, our largest customer, represented 23% of our total revenues for the third quarter of fiscal year 2001. We expect that McKesson Corporation will continue to represent a significant portion of our revenues for the next twelve to eighteen months. Any disruption or termination of our commercial relationships with McKesson Corporation would harm our revenues.

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

     Our revenues consist primarily of fees received from licensees of our enterprise software, which accounted for 56% of our revenues for the year ended December 31, 2000 and 59% of our revenues for the nine months ended September 30, 2001. We also obtain significant revenues from professional services rendered to our enterprise customers. In the year ended December 31, 2000 and the nine months ended September 30, 2001, advertising and distribution product fees from our AvantGo Mobile Internet service also generated a portion of our revenue. Because our licensing, professional services and AvantGo Mobile
Internet service revenues can vary substantially from month to month and are difficult to predict, and we expect to continue to rely on these revenues, our future quarterly revenues and operating results may fluctuate substantially. As a result of these factors, we believe that quarter-to-quarter or other periodic comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets, such as Internet software. Examples of the factors that could cause our quarterly results to vary include:

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

     We sell our products in the United States and abroad. We manage our European sales and marketing operations through our U.K. subsidiary, AvantGo Europe, Ltd. Revenues from international sales represented 16% of our revenues in the nine months ended September 30, 2001, and we anticipate that revenue from international operations will represent an increasing portion of our total revenue. Our business will therefore be increasingly subject to the risks associated with doing business internationally. We expect that the costs of developing overseas revenues will exceed those revenues. Accordingly, our future results could be harmed by a variety of factors, including:

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

The purchase price of outstanding stock options held by the majority of our employees is above the current fair market value of the Company's common stock. To adequately motivate and retain our employees, and to attract new employees, we may need to provide additional economic incentives. For example, our board of directors may seek to increase the stock pool in our existing 2000 Stock
Incentive Plan or adopt a new equity incentive plan to reincentivize current employees and attract new employees. If the Company issues additional stock options or additional stock grants to current or new employees, our existing stockholders will suffer dilution.

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

                                       AVANTGO, INC.

Date:  January 18, 2002                By: /s/ David B. Cooper, Jr.
                                       -----------------------------------------
                                       David B. Cooper, Jr.
                                       Chief Financial Officer
                                       (Principal financial and chief accounting
                                       officer)