Form 10-K
period 2001-12-31
AVANTGO INC
filed 2002-04-01
CIK 1110700

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-K
 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the Fiscal Year ended December 31, 2001

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

                             25881 Industrial Blvd.
                            Hayward, California 94545
          (Address of Principal Executive Offices, including Zip Code)

                                 (510) 259-4000
              (Registrant's Telephone Number, Including Area Code)

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

As of March 20, 2002, there were 35,501,609 shares of the registrant's Common Stock, $0.0001 par value, outstanding. The aggregate market value of the registrant's voting stock held by nonaffiliates as of March 20, 2002 was approximately $29.7 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2002 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

================================================================================

                                  AVANTGO, INC.

                                    FORM 10-K

                                    CONTENTS

ITEM 1.    BUSINESS..........................................................  1

ITEM 2.    PROPERTIES........................................................  9

ITEM 3.    LEGAL PROCEEDINGS.................................................  9

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.............  9

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS.......................................  9

ITEM 6.    SELECTED FINANCIAL DATA........................................... 10

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS............................... 12

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK................................................. 30

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................... 30

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................ 30

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................ 30

ITEM 11.   EXECUTIVE COMPENSATION............................................ 31

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT............................................. 31

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 31

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K........................................... 31

     This Form 10-K contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve risks and uncertainties, including, but not limited to, those identified in the section of this Form 10-K entitled "Risk Factors," which may cause actual results to differ materially from those discussed in such forward-looking statements. When used in this document, the words "believes," "expects," "anticipates," "intends," "plans," "future," "may," "will," "should," "estimates," "potential," or
"continue" and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Factors that could cause or contribute to such differences include those discussed below. We undertake no obligation to release publicly the results of any revision to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the SEC. Readers are urged to review and consider carefully the various disclosures made by us in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risk factors that may affect our business.

     For a detailed discussion of these risks and uncertainties, see the "Risk Factors" section of this Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

     AvantGo, AvantGo Enterprise, AvantGo Mobile Engine, AvantGo Mobile Sales, AvantGo Mobile Delivery, Dynamic Mobility Model and the AvantGo logo are either registered trademarks or trademarks of AvantGo in the United States and/or other countries.

     As used in this report on Form 10-K, unless the context otherwise requires, the terms "we," "us," "our" or "the Company" and "AvantGo" refer to AvantGo, Inc., a Delaware corporation, and, unless the context otherwise requires, its wholly-owned subsidiaries.

                                     PART I

ITEM 1.  BUSINESS

Overview

     We were incorporated in June 1997 as a Delaware corporation under the name Bombardier Software, Inc. and changed our name to AvantGo, Inc. in January 1998. In September 1998, we launched our AvantGo Enterprise products today called AvantGo M-Business Server products. In May 1999, we introduced our AvantGo Mobile Internet service. In May 2000, we purchased Globalware Computing and began integrating its software products and consulting services into our mobile offerings. In October 2000, we completed our initial public offering. In July 2001, September 2001 and March 2002, respectively, we launched AvantGo Mobile Sales, AvantGo Mobile Delivery and AvantGo Mobile Pharma - which interoperate with our AvantGo M-Business Server products.

     We provide mobile enterprise software and services that enable and enhance the use of Internet-based content and corporate applications on handheld devices and Internet-enabled phones. Our AvantGo M-Business Server products and mobile business applications are designed to automate business processes and improve the exchange of information between companies and their employees and customers, resulting in improved business efficiencies and more effective customer interactions. We license our AvantGo M-Business Server products and mobile business applications to help companies provide their employees, customers, suppliers and business affiliates with easy access to business information. We host our AvantGo Mobile Internet service to enable our Media and M-Business customers to deliver their content and applications to our over 5 million registered AvantGo Mobile Internet service users. Our AvantGo Mobile Internet service also allows consumers to access and interact with over 2000 sources of Internet-based content and corporate applications optimized for delivery to handheld devices and Internet-enabled phones.

     Our AvantGo M-Business Server products, our mobile business applications and our AvantGo Mobile Internet service provide several key benefits to enterprises and content providers, or e-businesses, including the ability to:

o Deliver sophisticated applications. Our software incorporates advanced configuration, processing, storage and transmission technology designed to overcome mobile device limitations including limited memory and slow processor performance, as well as external limitations, including limited network communications availability. Using our software, mobile devices can store and display complex, table-formatted content and graphics, collect data using innovative methods such as bar-code scanners built directly into mobile devices and capture hand-written information, including customer signatures, using touch-sensitive displays.

o Improve access to information. We designed our patented software to keep information up-to-date and readily accessible, even when a network or wireless connection is unavailable. Our software allows users to easily update, add and remove applications and services. Additionally, systems administrators can use our software to allow for the remote delivery of business information to individuals within an enterprise or to the public.

o Develop and deploy mobile applications using existing technology standards. We designed our software to enable mobile devices to support applications that rely on existing Internet technology standards, such as hypertext mark-up language, or HTML, extensible mark-up language, or XML, secure sockets layer, or SSL, and JavaScript. As a result, software developers can build and deploy applications on mobile devices using the same development tools and publishing systems that they use for ordinary Web browsers and personal computers.

     Our software and services also deliver benefits that enable businesses to build and deepen relationships with their workforces, customers, partners and business affiliates.

Benefits to enterprises:

o Increased productivity. We designed our AvantGo M-Business Server products to automate business processes and improve the exchange of information between companies and their employees and customers, resulting in improved business efficiencies and more effective customer interactions. Our software streamlines business processes such as billing, procurement, inventory control and customer relationship management by replacing traditional paper-based processes with those using mobile devices. For example, by providing delivery personnel with handheld devices running our AvantGo M-Business Server software, enterprises can keep tighter control over the invoicing process by enabling drivers to electronically input delivery information such as customer signatures. In addition, managers of manufacturing companies can make faster and more informed decisions when provided with up-to-date operations data accessible at any time using personal digital assistants or Internet-enabled phones. Our software allows access to information on a mobile device in situations where network connections or wireless signals are slow or unavailable.

o Open platform. Our software runs on operating systems and hardware platforms that are compatible with HTML, XML, SSL and JavaScript. Our software integrates efficiently with existing systems, which enables our customers to quickly deploy a mobile infrastructure using applications and other technology they already own.

o Centralized administration. Our enterprise software enables businesses to centrally manage their mobile workforces using a Web browser. For example, our software enables businesses to update applications and distribute them from a single location to dispersed mobile devices. Our software also simplifies information management and maintenance by allowing organizations to create user accounts, define user groups and control access.

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

o Acquire new customers. We have built a network of over 2000 sources of content and applications, and we currently have over 5 million registered AvantGo Mobile Internet service users. Our Media and M-Business customers can leverage our large mobile Internet registered user base to quickly and efficiently grow their own mobile user base. In turn, a wider selection of our Media and M-Business customers attract more users to our service. As a result, existing Media and M-Business customers have the opportunity to quickly extend their brand and service offerings to a wide consumer audience.

o Create new customer touch points. Using our services, our Media and M-Business customers have the opportunity to develop personalized customer interactions through mobile advertising, direct marketing and customer relationship management opportunities.

Products and Services

     Our mobile enterprise software and services, which are based on common platform technology, provide the foundation for our AvantGo M-Business Server products and AvantGo Mobile Internet service. We also offer professional services to help customers deploy and maintain our software and services. Revenues from our AvantGo M-Business Server products, our professional services and our AvantGo Mobile Internet service accounted for approximately 50%, 40% and 10% of our total revenues for the year ended December 31, 1999, approximately 56%, 20% and 24% for the year ended December 31, 2000, and approximately 56%, 20% and 24% for the year ended December 31, 2001. McKesson Corporation accounted for approximately 25% of our total revenues during the year ended December 31, 1999, approximately 26% for the year ended December 31, 2000, and approximately 20% for the year ended December 31, 2001. For information concerning international sales, see Note 12 to our consolidated financial statements.

AvantGo M-Business Server Products

     Our AvantGo M-Business Server software, which our customers install directly within their corporate networks, enable organizations to extend interactive enterprise applications and data to mobile workers, through either a wireless connection or through desktop synchronization. AvantGo M-Business Server software allows enterprise customers to facilitate two-way communication on mobile devices, including sales force automation, document publishing, expense management applications, field service maintenance, inventory management, and logistics. Our AvantGo Mobile Internet service, a hosted solution, allows organizations to run the same types of applications as our AvantGo M-Business Server software without operating our software on their network. This service is well suited to enterprise customers that for timing, technical or cost-driven reasons do not want to install, operate and maintain our AvantGo M-Business Server software on their network.

     Our AvantGo M-Business Server solution, which we license to our enterprise customers, accounts for the majority of our enterprise revenues. We also make our AvantGo M-Business Server solution available to enterprises on a subscription basis.

Mobile Business Applications

     Our AvantGo Mobile Sales application is designed to enable enterprises to view and update critical sales information from leading customer relationship management applications, such as Onyx, Oracle and Siebel Systems with their handheld devices and Internet-enabled phones. Our AvantGo Mobile Sales application provides wireless and off-line access to critical sales information from sales force automation systems and other corporate applications, including opportunities, contacts, service requests and inventory.

     Our AvantGo Mobile Delivery application is designed to enable delivery fleet operators to reduce delivery errors, cut costs and provide real-time package tracking information to customers. Our AvantGo Mobile Delivery application accomplishes this by replacing error-prone, paper-based processes with an automated delivery system featuring route management, manifest reconciliation and electronic signature capture on the mobile device.

     We designed our AvantGo Mobile Pharma application to enable pharmaceutical companies to gain market share by improving the quality of physician interactions and increasing the productivity of their sales representatives. Our AvantGo Mobile Pharma application provides sales representatives with rapid access to the information most relevant to them, including existing sales force automation systems, product and clinical data, prescription distribution data, corporate intranet and the Internet on mobile devices.

     Our AvantGo Pylon Personal Information Management (PIM) Server for Microsoft Exchange and our AvantGo Pylon Personal Information Management (PIM) Server for Lotus Notes products enable much of the functionality of Microsoft Exchange and Lotus Notes to be used on mobile devices. Our Pylon PIM Server for Microsoft Exchange and Pylon PIM Server for Lotus Notes products enable users of handheld devices to synchronize data between a personal computer and a centrally configured server. In September 2001, we entered into a license agreement with Synchrologic, Inc. that enables us to provide users of mobile devices with the ability to synchronize their mobile devices with Microsoft Exchange.

     Our AvantGo Pylon Application Server for Lotus Notes product enables much of the functionality of Lotus Notes to be used on mobile devices. It enables users of handheld devices to synchronize data between a personal computer and a centrally configured server to deliver custom Lotus Notes databases, as well as personal information management information to the device.

AvantGo Mobile Internet Service

     Our AvantGo Mobile Internet service allows Internet users with a handheld device or Internet-enabled phone to access Web-based services and content in real-time, using a device with a wireless connection or through synchronization with a desktop computer. Our AvantGo Mobile Internet service allows Internet users to interact with Web-based applications and services and enter information into mobile devices for posting onto the Web. Through our AvantGo Mobile Internet service, we generate placement, subscription, advertising, service access fee and professional services revenue, and have revenue-sharing arrangements that provide the opportunity for us to earn commissions on advertising, subscriptions and transactions.

     Companies delivering content and applications through our AvantGo Mobile Internet service pay an initial service fee and have the opportunity to increase their visibility and distribution by purchasing AvantGo Mobile Internet advertising distribution products on our Web site and on our on-device service. Additionally, we receive a share of revenue generated by providers of content and services on our AvantGo Mobile Internet service. These agreements, which typically are non-exclusive and have one-year renewable terms, stipulate that the content provider may offer unlimited content on our AvantGo Mobile Internet service. Currently over 2000 sources of content and applications are optimized for mobile devices and are available through our AvantGo Mobile Internet service. Our AvantGo Mobile Internet service currently has over 5 million registered users.

AvantGo Professional Services

     We employ a professional services team that helps our customers to integrate our software into their computer networks and provides consulting services for our enterprise and AvantGo Mobile Internet service customers on a fee-for-service basis. AvantGo Professional Services offerings include implementation, consulting, training and technical support, and within each offering, our customers have the opportunity to choose the level of service that best meets their needs. Our service and support professionals may assist customers in every phase and stage of mobile solution development and delivery, including design, implementation and deployment of mobile architectures and applications.

Sales and Marketing

     Our marketing organization works with our hardware, software and service providers to develop and participate in marketing activities, including seminars, advertising, public relations and trade show events. Our marketing activities are strategically focused on generating campaigns that target customers in both vertical markets, including pharmaceuticals, healthcare and government, as well as horizontal markets, such as sales, logistics and marketing.

Enterprise

     We sell software products, mobile business applications, hosted services and professional services to enterprise customers through our direct sales force in North America and third-party resellers. Our North American direct sales organization consists of field sales representatives, technical sales consultants/engineers and transactional sales representatives. Our European sales and marketing personnel are located in the United Kingdom and Germany. AvantGo Europe, Ltd., our U.K. subsidiary, focuses on marketing our products throughout Europe. We do not plan to significantly expand our international operations beyond continuing to increase our enterprise sales efforts. We augment our sales efforts with customer service and ongoing technical support. We also have a business development function that pursues and establishes distribution and marketing relationships with enterprise software vendors. In order to increase indirect distribution channels for our enterprise software, we are also expanding our relationships with companies that sell or bundle our products for enterprise use and that offer additional consulting services to these enterprises.

AvantGo Mobile Internet

     We have a team of professionals that sells our mobile marketing solutions and AvantGo Mobile Internet service products on an ongoing basis to branded content and other business customers. We sell mobile advertising, Media and M-Business products and professional services to customers through our direct sales force in North America and in Europe. We have focused our recent marketing efforts on targeting businesses that want to create direct customer relationships using mobile devices, including pharmaceutical companies, retail outlets and automotive manufacturers.

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

     Microsoft Corporation. Our software is integrated into Microsoft's Pocket Internet Explorer browser that ships on Windows Powered Pocket PC devices from leading manufacturers, including Hewlett-Packard Company, Compaq Computer Corporation, Casio, Inc. and Symbol Technologies, Inc. Our software is also available on other hardware platforms running the Microsoft Windows CE operating system, including Handheld PCs, the Handheld PC Pro and the Palm-sized PC. We continue to explore co-marketing opportunities with Microsoft designed to more broadly distribute our software to original equipment manufacturers that pre-install Microsoft's products, as well as to increase internal deployment of our software within Microsoft's product lines. Our agreement with Microsoft, which has a two-year renewable term, provides Microsoft with a license to incorporate our software with its Windows CE operating system on a non-exclusive basis.

     Palm, Inc. Palm, Inc. is a provider of handheld computers. Our software is compatible with every handheld device that runs on the Palm operating system or Palm OS, and is bundled with most of the Palm, Inc. devices. Under our agreement with Palm, Inc., Palm, Inc. bundles our software with its Palm(TM)devices on a non-exclusive basis.

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

Components of AvantGo Server

     We designed our AvantGo Server to allow our customers to use AvantGo software in their own computing environment. We designed our AvantGo Server technology to enable customers to add more systems and support as they add users without increasing the risk of system failure. Our architecture allows our AvantGo Server to be deployed in configurations ranging from simple single-server configurations to large-scale configurations involving multiple servers aligned in clusters. Our AvantGo Server runs on Microsoft's Windows NT and Windows 2000, Sun Microsystems' Solaris operating system, Linux and FreeBSD and is designed to meet the reliability and performance requirements of large enterprises, as well as our AvantGo Mobile Internet service.

     Server Core. Our AvantGo Server core provides an expandable framework that performs many functions on behalf of mobile devices. Because wireless networks have limited capacity, processing power and memory, our technology shifts the processing load from mobile devices to the server. We designed our architecture to make the most efficient use of slow, expensive wireless networks by relying on servers to compress data before transmitting it to the mobile device. Our AvantGo Server provides reliable and secure communications so that software that resides on the mobile device is not encumbered with the many device-specific communications issues. Our AvantGo Server can integrate with existing directory services, such as Lightweight Directory Access Protocol and Windows NT Domain Services for identifying and administering information to users and groups of users.

     Server-side Web Module. Our AvantGo server-side Web module extends our server core to provide real-time wireless access to the Internet, and allows mobile devices without wireless capabilities to synchronize with Internet based applications and services. By shifting the processing of information and secure sockets layer from the mobile device to a server, our server-side Web module allows mobile devices to access all existing Internet-based applications, content and services. Depending upon the capabilities of the mobile device and on user preferences, our server-side Internet module can simultaneously send large quantities of information and data, search the Internet in real-time and compress data and files.

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

     Client-side Web Module. We provide a client-side Web module to display and navigate Web content including text, graphics and hypertext links. Our client-side Web module also supports the execution of standard JavaScript along with code that is specific to the particular operating system or hardware device to provide our users with an interactive experience even if a device lacks real-time capabilities. Additionally, HTML forms can be automatically organized by our client-side Web module for later transmission from mobile devices.

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

     On January 22, 2002, the U.S. Patent & Trademark Office granted us Patent number 6,341,316, which covers the system, method and computer program product for synchronizing content between a server and a client. The technology is core to AvantGo technology's unique ability to support both the wireless and off-line synchronization of content and applications to mobile devices. This patent expires September 10, 2019.

     We have also filed a number of non-provisional patent applications and provisional patent applications in the United States, and one Patent Cooperative Treaty (International) application, directed to aspects of our core technologies. We have received registered trademarks in the United States and applied for trademarks internationally for several of our trademarks and service marks, including the AvantGo circle logo and the name "AvantGo." We have applied for and obtained copyright registration in the United States for our software products.

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

Employees

     As of December 31, 2001, we had 208 full-time employees. None of our employees are subject to a collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

     The executive officers of the Company as of March 20, 2002 are as follows:

Name                           Age       Position
----                           ---       ------
Richard Owen................   36        Chief Executive Officer and Chairman of the Board of Directors
Felix Lin...................   38        Co-Founder and Vice Chairman of the Board of Directors
David B. Cooper, Jr.........   46        Chief Financial Officer
Michael Aufricht............   41        Chief Marketing Officer
Paul Kanneman...............   44        Vice President Client Services
David Moore.................   36        Chief Technology Officer

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

     Felix Lin. Mr. Lin is one of our co-founders and is a director. Mr. Lin has been our vice chairman of the board since February 2001. Mr. Lin served as our chairman of the board from January 2000 to February 2001. From July 1997 to February 2000, Mr. Lin was our chief executive officer. Mr. Lin has also served as chairman of the board, president and chief executive officer, and as the sole director of our Globalware subsidiary since May 26, 2000. Prior to founding AvantGo, from October 1994 to June 1997, Mr. Lin was the director of Internet strategy for Versant Object Technology, a management systems company. Mr. Lin served as database product marketing manager at NeXT Computer, Inc. from February 1992 until October 1994. From October 1990 to January 1992, Mr. Lin was product manager at Cadre Technology (now Sterling Software). From June 1988 to June 1990, Mr. Lin was a principal consultant and consulting manager for Oracle Consulting Group at Oracle Corporation. Mr. Lin holds a B.S. degree in Electrical Engineering and a Master of Science in Computer Science from the Massachusetts Institute of Technology, and a Master of Science in Management from the Massachusetts Institute of Technology Sloan School of Management.

     David B. Cooper, Jr. has served as our chief financial officer since August 2000. From August 1998 to May 2000, Mr. Cooper served as vice president and chief financial officer of Powerbar Inc. From October 1994 to January 1998, Mr. Cooper served as executive vice president and chief financial officer of Edison Brothers Stores, Inc., an apparel and footwear retail company where he also served on the board of directors. From November 1993 to April 1994, Mr. Cooper served as executive vice president and chief financial officer of Del Monte Fresh Produce Company. From April 1986 to October 1993, Mr. Cooper served as the treasurer and as vice president at Dole Food Company. Mr. Cooper also served as senior vice president of Castle & Cook Holmes, an affiliate of Dole Food Company from January 1993 to October 1993, and as director of finance and as treasurer of Flexi-Van, Inc., an affiliate of Dole Food Company from October 1984 through October 1993. From February 1982 to September 1984, Mr. Cooper was an assistant manager at Chemical Bank. From 1978 to 1981, Mr. Cooper was a financial analyst at Continental Grain Company, a diversified agribusiness and commodities firm. Mr. Cooper holds a B.A. degree in Economics from Yale University and an M.B.A. degree from New York University.

     Michael Aufricht has served as chief marketing officer since 2001. Before that, he was general manager of AvantGo Mobile Internet since March 2000 and held the position of vice president of AvantGo.com for our company from December 1999 to March 2000. From April 1992 to November 1999, Mr. Aufricht held a variety of senior management positions at The Walt Disney Company's Buena Vista Home Entertainment, including senior vice president, Retail Services from October 1997 through November 1999, vice president of retail marketing from September 1994 through September 1997, director of brand marketing from November 1993 through August 1994 and director of Canadian marketing from April 1992 through October 1993. From September 1988 to March 1992, Mr. Aufricht was a manager at The Alliance Consulting Group. From July 1984 to July 1986, Mr. Aufricht was an associate brand manager at the Pepsi-Cola Company. Mr. Aufricht holds a B.S. from the University of California, Berkeley and an M.B.A. from the Harvard Graduate School of Business Administration

     Paul Kanneman has served as our vice president of worldwide client services since August 2001. From December 1999 to July 2001, Mr. Kanneman was Managing Director, Delivery for Lante Corporation. From April 1998 to December 1999, he served as President, Micah Technology Services, an I/T strategy consulting and systems integration services company he founded. From November 1994 to March 1998, Mr. Kanneman served as senior vice president and chief information officer for the Zales Corporation, a fine jewelry company. From July 1993 to November 1994 he was with Andersen Consulting as an Associate Partner in their Information and Technology Strategy practice. From August 1985 until July 1993, Mr. Kanneman worked at the management consulting firm of Booz, Allen and Hamilton. Prior to that, he served from June 1978 to June 1985 in the U.S.Army as an Intelligence Officer. Mr. Kanneman holds a B.A. degree in Political Science from The University of Toledo.

     David Moore has served as our chief technology officer since October 2001, and as vice president of product development since September 1997. From May 1996 to August 1997, Mr. Moore was an engineering manager at Netscape Communications. From January 1990 to January 1995, Mr. Moore was a software engineer at NeXT Software, Inc. From June 1986 to December 1989 Mr. Moore was a software engineer at IBM Corporation. Mr. Moore holds a B.S. in Computer Science from Syracuse University.

ITEM 2. PROPERTIES

     Our principal headquarters are in Hayward, California, where we lease approximately 88,000 square feet. In addition to this facility, we lease facilities in Chicago, Illinois and London, United Kingdom. In connection with the restructuring program adopted and implemented in 2001, under which restructuring charges were taken related to excess space, we have initiated the process of sub-leasing the Chicago facility and 37,000 square feet of the Hayward facility, both of which are unoccupied at this time. We have not yet secured subtenants for these facilities. We believe that existing facilities are adequate for our needs through 2002.

ITEM 3. LEGAL PROCEEDINGS

     In October 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York against us, certain of our officers and directors, and the underwriters of our initial public offering. The suit is a class action filed on behalf of purchasers of our common stock during the period from September 27, 2000 to December 6, 2000. The complaint alleges that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The complaint seeks unspecified damages on behalf of the purported class. Over 300companies involved in an initial public offering have been named as defendants in nearly identical lawsuits filed by some of the same plaintiffs' law firms. We believe we have meritorious defenses, and we intend to defend the action vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been traded on the Nasdaq National Market under the symbol "AVGO" since our initial public offering on September 27, 2000. The following table sets forth the high and low closing sales prices as reported on the Nasdaq National Market for each quarter during which our common stock has been traded on the Nasdaq National Market.

2000                                                High        Low
Third Quarter (commencing September 27, 2000)      $22.73      $20.00
Fourth Quarter                                      19.75        4.75

2001                                                High        Low
First Quarter                                      $10.00      $ 1.75
Second Quarter                                       3.60        1.10
Third Quarter                                        3.48        1.00
Fourth Quarter                                       1.95        0.90

     As of March 20, 2002 we had approximately 405 stockholders of record. We have never paid dividends on our capital stock. We currently intend to retain any future earnings for use in our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

     5(b) USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES

     On October  2, 2000,  we sold  6,325,000  shares of our common  stock in an initial public offering at a price of $12.00 per share pursuant to a Registration Statement on Form S-1 (Registration No. 333-38888) that was declared effective by the SEC on September 26, 2000. Credit Suisse First Boston, Merrill, Lynch & Co. and CIBC World Markets were the managing underwriters of the offering. The aggregate proceeds to us from the offering were approximately $70,587,000 after deducting an aggregate of $5,313,000 in underwriting discounts and commissions to the underwriters. None of the proceeds of the offering was paid by us, directly or indirectly, to any director, officer or general partners of us or any of their associates, or to any persons owning ten percent or more of our outstanding stock. In addition to underwriting discounts and commissions, the expenses incurred in connection with the offering were approximately $2.2 million, including $0.9 million of legal costs, $0.6 million of accounting costs, $0.4 million, including of printing costs and other costs approximately $0.3 million. During the period from the offering to December 31, 2000, we invested all of the proceeds in commercial paper, government securities and corporate debt securities. During 2001, we converted all of our investments to cash and cash equivalents. These funds have been the principal source of liquidity for us during 2001 and were used to fund operating losses and capital expenditures as described in the financial statements included with this report.

ITEM 6.  SELECTED FINANCIAL DATA

     The consolidated statement of operations data for the years ended December 31, 2001, 2000, 1999 and 1998 and the period from June 30, 1997 (inception) through December 31, 1997, and the related balance sheet data as of December 31, 1997, 1998 and 1999 are derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors, and are contained in Item 8 of Part II of this Form 10-K. The selected statement of operations data for the period from June 30, 1997 (inception) through December 31, 1997 and for the year ended December 31, 1998 and the balance sheet data as of December 31, 1997, 1998 and 1999 are derived from audited financial statements not included in Item 8 of Part II of this Form 10-K. We have prepared this selected information on the same basis as the audited financial statements and have included all adjustments, consisting only of normal recurring adjustments, that we consider necessary for such presentation of the financial condition and operating results for such date and periods. When you read this selected financial data, it is important that you read the AvantGo historical financial statements and related notes included in Item 8 of Part II of this Form 10-K. Historical results are not necessarily indicative of future results.

     The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to those statements included in Items 7 and 8 of Part II of this Form 10-K.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                      (in thousands, except per share data)

                                                                                                     Period from
                                                                                                    June 30, 1997
                                                                                                    (inception) to
                                                                Year Ended December 31,              December 31,
                                                    ---------------------------------------------   --------------
                                                      2001        2000         1999        1998          1997
                                                      ----        ----         ----        ----          ----
Consolidated Statement of Operations Data:
Revenues:
   License fees .................................   $ 13,548    $   9,087    $  1,443    $   189       $    --
   Services .....................................     10,456        7,231       1,446        198            --
                                                    --------    ---------    --------    -------       -------

      Total revenues ............................     24,004       16,318       2,889        387            --
Costs and expenses:
   Cost of license fees .........................        594          161          60         10            --
   Cost of services (1) .........................      5,137        4,103       1,466        239            --
   Product development (2) ......................     13,250       10,842       3,108      1,259           161
   Sales and marketing (3) ......................     29,362       30,682       4,630      1,292            61
   General and administrative (4) ...............      8,085        5,768         548        167            68
   Amortization of goodwill, other intangible
   assets and deferred stock compensation .......      9,201       16,582       2,605         71            --
   Purchased in-process research and
      development ...............................         --          600          --         --            --
   Write-off of core technology .................      1,981           --          --         --            --
   Restructuring and other impairment charges ...     15,065           --          --         --            --
                                                    --------    ---------    --------    -------       -------
         Total costs and expenses ...............     82,675       68,738      12,417      3,038           290
                                                    --------    ---------    --------    -------       -------
Loss from operations ............................    (58,671)     (52,420)     (9,528)    (2,651)         (290)
Interest income (expense), net ..................      2,496        2,582         313         48            (1)
                                                    --------    ---------    --------    -------       -------
Net loss ........................................   $(56,175)   $ (49,838)   $ (9,215)   $(2,603)      $  (291)
                                                    ========    =========    ========    =======       =======
Basic and diluted net loss per share ............   $  (1.71)   $   (4.13)   $  (2.11)   $ (0.95)      $ (0.20)
                                                    ========    =========    ========    =======       =======

Common  shares used to calculate  basic and
diluted net loss per common share ...............     32,892       12,077       4,377      2,735         1,464
                                                    ========    =========    ========    =======       =======

                                                                            December 31,
                                                    --------------------------------------------------------
                                                       2001         2000        1999       1998       1997
                                                       ----         ----        ----       ----       ----
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments   $ 43,091    $  73,466    $  9,810    $ 2,124    $ 1,024
Working capital .................................     38,203       69,902       9,809      1,951        960
Total assets ....................................     57,479      104,308      12,499      2,434      1,136
Long-term obligations, net of current portion ...         --           --          41        116         --
Total stockholders' equity ......................     46,748       94,751      10,724      2,068      1,069

----------

(1) Excluding $208, $383, $181, and $9 in amortization of deferred stock compensation for the years ended December 31, 2001, 2000, 1999 and 1998.

(2) Excluding $1,103, $1,809, $750 and $38 in amortization of deferred stock compensation for the years ended December 31, 2001, 2000, 1999 and 1998.

(3) Excluding $1,725, $3,290, $1,211 and $15 in amortization of deferred stock compensation for the years ended December 31, 2001, 2000, 1999 and 1998.

(4) Excluding $3,525, $7,861, $463 and $9 in amortization of deferred stock compensation for the years ended December 31, 2001, 2000, 1999 and 1998.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure or contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectable accounts, intangible assets, and restructuring. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about amounts and timing of revenue costs and expenses, the carrying values of assets and the recorded amount of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

     We generally license our enterprise software under non-cancelable license agreements and provide services including training, consulting and maintenance, consisting of product support services and unspecified product updates. We sell placement service contracts which provide customers with priority visibility on our website, and also sell advertising on the device delivered through the AvantGo Mobile Internet service, a service that is free to consumers.

     We recognize license revenues when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable, collectibility is probable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement using the residual method. In instances where no vendor-specific objective evidence exists and the only undelivered element is maintenance, we recognize revenues ratably over the term of the agreement. Our agreements with our customers and resellers generally do not contain product return rights. We recognize revenues from maintenance, which consist of fees for ongoing support and product updates, ratably over the term of the contract, which is typically one year.

     For sales made through distributors, resellers and original equipment manufacturers, we recognize revenue at the time these partners report to us that they have sold the software to the end user and all revenue recognition criteria have been met.

     Consulting revenues are primarily related to implementation services performed on a time-and-materials basis under separate service arrangements. Training revenues are generated from classes offered both on-site and at customer locations. We recognize revenues from time-and-materials consulting engagements and training services as we perform the services. Occasionally we enter into short-term fixed price consulting contracts. Under these arrangements, we recognize revenues as work progresses using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues are subject to revisions as the contract progresses to completion. We make revisions in recognized revenues in the period in which the facts that give rise to the revision become known.

     We recognize revenues from placement agreements ratably over the service period, which in most instances is between three months and one year. We recognize advertising revenues based upon the lesser of the ratio of impressions delivered over the total guaranteed impressions or the straight-line basis over the term of the advertising contract.

     We also earn revenues from advertising barter transactions. We recognize revenues and costs from advertising barter transactions during the period in which the placement or advertising is delivered. We record barter transactions at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. In determining the value of the services provided, we use historical pricing of comparable cash transactions.

Allowance for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Goodwill and Other Intangible Assets

     Goodwill and other intangible assets resulted from the Globalware Computing acquisition completed in May 2000. In assessing the recoverability of our goodwill and other intangible assets we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the assets. During September 2001, we identified indicators of possible impairment of goodwill and other intangible assets. Such indicators included, but were not limited to, an overall decline in information technology spending, and anticipated increased pressure from competitors. Consequently, we have estimated the value of goodwill and other intangible assets to zero and have written off the balance in these accounts.

Restructuring

     We have recorded restructuring charges, some of which are based on estimates regarding the sublease of excess space at several of our facilities. If actual market conditions are less favorable than those projected by management, and we are unable to sublease the excess space as soon as estimated, or for the estimated rate, then additional restructuring charges may be required in the future.

OVERVIEW

     We generate our primary sources of revenues through our license agreements and our services agreements. We recognize license revenues for our AvantGo M-Business Server products, which are typically based on fixed-fee agreements, when we have executed an agreement with a customer, delivery and acceptance have occurred, the fee is fixed or determinable, and we deem the collection of the related receivable to be probable. Historically, our services revenues have consisted primarily of consulting revenues, and technical support fees. We recognize revenues from consulting services on a monthly basis as the services are performed. We recognize technical support fees ratably on a monthly basis over the course of the support period, typically twelve months. Our services revenues also include amounts derived from the operation of our AvantGo Mobile Internet service, which include placement, subscription, and advertising revenues and revenue sharing arrangements. We recognize placement and advertising revenues ratably over the period of time in which placement or advertising is provided.

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

     We classify our costs and expenses into three general operational categories: product development, sales and marketing, and general and administrative. In addition, our operating expenses include amortization of goodwill, intangible assets, deferred stock-based compensation and other acquisition-related costs, as well as a charge for in-process research and development which is related to our acquisition of Globalware in May 2000. Operating expenses also include charges related to the write-off of core technology related to our Globalware acquisition and restructuring and other impairment charges.

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

     In connection with the granting of stock options to, and restricted stock purchases by, our employees, we recorded deferred stock compensation totaling approximately $23.4 million as of December 31, 2001. This amount represents the difference between the exercise and the deemed fair value of our common stock for financial accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options using a declining balance method. The amortization of the remaining deferred stock compensation will result in additional charges to operations through 2005.

     We have incurred significant losses and negative cash flows from operations since our inception. As of December 31, 2001, we had an accumulated deficit of $118.1 million. We had 208 full-time employees as of December 31, 2001.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data, derived from our audited statements of operations, as a percentage of total revenues for the periods indicated.

                                                                              Year Ended
                                                                             December 31,
                                                                  ---------------------------------
                                                                   2001         2000          1999
                                                                   ----         ----          ----
Revenues:
    License fees .........................................          56%           56%           50%
    Services .............................................          44            44            50
                                                                  ----          ----          ----
         Total revenues ..................................         100           100           100
Costs and expenses:
    Cost of license fees .................................           3             1             2
    Cost of services .....................................          21            25            51
    Product development ..................................          55            66           108
    Sales and marketing ..................................         122           188           160
    General and administrative ...........................          34            35            19
    Amortization of goodwill, other intangible assets, and
         deferred stock compensation ................               38           102            90
    Purchased in-process research and development ........          --             4            --
    Write-off of core technology .........................           8            --            --
    Restructuring and other impairment charges ...........          63            --            --
                                                                  ----          ----          ----
Total costs and expenses .................................         344           421           430
                                                                  ----          ----          ----
Loss from operations .....................................        (244)         (321)         (330)
Interest and other income, net ...........................          10            16            11
                                                                  ----          ----          ----
Net loss .................................................        (234)%        (305)%        (319)%
                                                                  ====          ====          ====

Comparisons of the Year Ended December 31, 2001 and 2000

Revenues

     License Fees. License fee revenues increased approximately 49% from approximately $9.1 million for the year ended December 31, 2000 to approximately $13.5 million for the year ended December 31, 2001. This increase was primarily attributable to sales force and product line expansion. The growth in revenues reflected an increased volume of licenses and services sold, rather than a substantive increase in price. If current economic conditions do not improve, revenues may not grow in 2002.

     Services. Services revenues increased approximately 45% from approximately $7.2 million for the year ended December 31, 2000 to approximately $10.5 million for the year ended December 31, 2001. This increase was primarily attributable to increased consulting services performed in connection with increased license fees, as well as increased advertising revenues from the continued expansion of our AvantGo Mobile Internet service organization.

     Deferred revenues reflected on our balance sheet were $1.8 million at December 31, 2001 as compared to $2.5 million at December 31, 2000 and will be recognized as revenue as services are performed.

Costs and Expenses

     Cost of License Fees. Our cost of license fees increased approximately 269% from approximately $161,000 for the year ended December 31, 2000 to approximately $594,000 for the year ended December 31, 2001. These increases were primarily attributable to royalty expenses incurred as a result of reselling other software developers' products in conjunction with ours. We expect the cost of license fees to increase as we enter into agreements with other software developers and incorporate their products into ours.

     Cost of Services. Our cost of services increased approximately 25% from approximately $4.1 million for the year ended December 31, 2000 to approximately $5.1 million for the year ended December 31, 2001. This increase was primarily due to increased expenditures resulting from the expansion of our AvantGo Mobile Internet service and our consulting services organization. We expect these costs to increase as we continue to build these service organizations.

     Product Development. Product development expenses increased approximately 22% from approximately $10.8 million for the year ended December 31, 2000 to approximately $13.3 million for the year ended December 31, 2001. This increase was primarily a result of increased hiring of engineers and product development personnel throughout 2000 and during the first quarter of 2001. We expect product development expenses to decline in the near term due to lower current staffing levels, though they may increase in future periods.

     Sales and Marketing. Our sales and marketing expenses include those related to compensation, public relations and advertising, trade shows and marketing materials. Sales and marketing expenses decreased approximately 4% from approximately $30.7 million for the year ended December 31, 2000 to approximately $29.4 million for the year ended December 31, 2001. This decrease was primarily a result of decreased advertising expenses in line with our efforts to reduce costs and our restructuring programs. We expect sales and marketing expenses to decrease in 2002 from 2001 due to lower current staffing levels and decreased marketing spending.

     General and Administrative. Our general and administrative expenses consist primarily of salaries, recruiting and related costs for general corporate functions including executive, accounting and administrative personnel, lease expenses, facilities costs and other miscellaneous general corporate expenses. Our general and administrative expenses increased approximately 40% from approximately $5.8 million for the year ended December 31, 2000 to approximately $8.1 million for the year ended December 31, 2001. This increase was due primarily to increased personnel-related expenses. We expect general and administrative costs to decrease in 2002 from 2001 due to lower personnel costs.

     Purchased in-process research and development. In connection with our May 26, 2000 acquisition of Globalware we have incurred an expense of $600,000 for purchased in-process research and development consisting of technology developed by Globalware. This is a non-recurring charge.

     Amortization of goodwill, other intangible assets, and deferred stock compensation. We have been amortizing the amount of goodwill, core technology and acquired workforce that we purchased in connection with our acquisition of Globalware. These intangible assets totaled approximately $15.9 million on the acquisition date. Amortization expense from the goodwill and other intangible assets was $3.1 million for the year ended December 31, 2000 and approximately $2.6 million during the year ended December 31, 2001. During 2001, we determined that the goodwill and intangible assets were impaired. Goodwill and other intangible assets have been written off and there will be no further amortization See Note 10 of notes to the Consolidated Financial Statements, "Restructuring and Other Impairment Charges," for further information regarding these activities.

     We are also amortizing the amount that equals the difference between the exercise price of stock options granted to our employees and consultants and what were considered to be the deemed fair values of our common stock, in the case of option grants to employees, and on values based on the Black-Scholes formula for valuing options, in the case of grants to non-employees, in each case on the date of the grants over vesting periods using a graded vesting method. We recognized approximately $13.3 million of related compensation expense during the year ended December 31, 2000 and approximately $6.6 million during the year ended December 31, 2001.

     Write-off of core technology. During 2001, due to an overall decline in information technology spending, and anticipated increased pressure from competitors, we concluded that the remaining carrying value of our Globalware core technology would not be recoverable. An impairment assessment, test and measurement resulted in the recording of a write-off of core technology of $2.0 million. See Note 10 of notes to the Consolidated Financial Statements, "Restructuring and Other Impairment Charges," for further information regarding this activity.

     Restructuring and other impairment charges.

     In response to new challenges in the business environment, in April 2001, management approved and we formally adopted and began to implement a restructuring program in an effort to reduce operating expenses. The restructuring charges were $2.8 million, which included $2.4 million related to excess leased space at one of our Hayward facilities, the impairment of assets of $22,000, and $415,000 related to employee termination costs associated with the elimination of 56 positions, most of which occurred in the United States and affected employees at all levels. As of April 30, 2001, all of the affected employees had been notified and the majority of these terminations were completed.

     In July 2001, management approved and we adopted and began to implement an additional restructuring program in an effort to reduce operating expenses that resulted in aggregate charges of $9.8 million. These charges included $687,000 related to excess leased space at our Chicago facility, which was closed in July, and the impairment of assets of $108,000. We also revised our estimate of the restructuring charge of one of our Hayward facilities resulting in an additional restructuring charge of $406,000. Restructuring charges also included $530,000 related to employee termination costs associated with the elimination of 28 positions, most of which occurred in the United States and affected employees at all levels. As of July 31, 2001, all of the affected employees had been notified and the majority of these terminations were completed. The revised estimate of excess payments on the remaining Hayward facility lease of $2.4 million extends through September 2007. The estimate of payments on the remaining Chicago facility costs of $508,000 extends through August 2005. Restructuring and other impairment charges also included a write-off of goodwill of $7.5 million and the write-off of acquired workforce of $339,000, discussed further below.

     In November 2001, management approved and we adopted and began to implement a further restructuring program in an effort to reduce operating expenses that resulted in aggregate charges of $2.5 million. These charges included $557,000 related to excess leased space at our San Mateo facility, which was closed in December 2001. We also revised our estimates of the restructuring charges of our Chicago facility and one of our Hayward facilities resulting in additional charges of $147,000 and $1,098,000. Restructuring charges also included $808,000 related to employee termination costs and accelerated vesting on stock options associated with the elimination of 58 positions, most of which occurred in the United States and affected employees at all levels. As of December 31, 2001, all of the affected employees had been notified and the majority of the terminations were completed. The outstanding liability associated with the employee terminations was $325,000 as of December 31, 2001. The revised estimate of excess payments on the remaining Hayward facility lease of $3.3 million extends through September 2007. The revised estimate of payments on the remaining Chicago facility lease of $574,000 extends through August 2005. The remaining payments on the San Mateo facility lease of $243,000 extend through May 2002.

     In September 2001, we identified indicators of possible impairment of our long-lived assets, consisting of goodwill, acquired workforce and core technology associated with the acquisition of Globalware in May 2000. Such indicators included, but were not limited to, an overall decline in information technology spending, and anticipated increased pressure from competitors.

     During July 2001, we closed our Chicago office, which was where our Globalware employees resided, and terminated the employees at that location. Consequently, the value of the acquired workforce of $339,000 was written off and included in impairment charges.

     We performed asset impairment tests for the other identified asset categories, goodwill and core technology. The test for goodwill was performed by comparing the expected undiscounted cash flows for a five-year period, plus a terminal value for future cash flows to the total carrying amount of goodwill. Based on the result of this test, we determined that the carrying amount of the goodwill was impaired.

     We determined the fair value of the goodwill to be zero. Fair value was determined using the discounted cash flow method, using a discount rate of 20% and an estimated residual value. The discount rate was based upon our weighted average cost of capital and comparable to other companies. The assumptions supporting the discounted cash flow model reflect management's best estimates. A write-down of goodwill totaling $7.5 million was recorded, reflecting the write off of the entire balance of goodwill, and is included in the line item, "Restructuring and Other Impairment Charges".

     While we believe that our business realignment will assist us in streamlining operations and reducing expenses, we cannot assure you that we will achieve these anticipated results. We may in the future be required to take additional actions, including further changes to the business organization and restructurings, in order to realign the business with anticipated requirements. If we are not successful in realigning our business to increase revenues and decrease costs, we may never achieve profitability.

     Interest Income (Expense), Net. Net interest income decreased approximately 3% from approximately $2.6 million for the year ended December 31, 2000 to approximately $2.5 million for the year ended December 31, 2001. This decrease was primarily due to a decrease in our cash balances as a result of cash used to fund our continuing operations.

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

     Cost of Services. Our cost of services increased approximately 180% from approximately $1.5 million for the year ended December 31, 1999 to approximately $4.1 million for the year ended December 31, 2000. This increase was primarily due to increased expenditures resulting from the expansion of our AvantGo Mobile Internet service consulting services organization.

     Product Development. Product development expenses increased approximately 249% from approximately $3.1 million for the year ended December 31, 1999 to approximately $10.8 million for the year ended December 31, 2000. This increase was primarily a result of increased hiring of engineers and product development personnel.

     Sales and Marketing. Our sales and marketing expenses include those related to compensation, public relations and advertising, trade shows and marketing materials. Sales and marketing expenses increased approximately 563% from approximately $4.6 million for the year ended December 31, 1999 to approximately $30.7 million for the year ended December 31, 2000. This increase was primarily a result of increased personnel-related expenses.

     General and Administrative. Our general and administrative expenses consist primarily of salaries, recruiting and related costs for general corporate functions including executive, accounting and administrative personnel, lease expenses, facilities costs and other miscellaneous general corporate expenses. Our general and administrative expenses increased approximately 953% from approximately $548,000 for the year ended December 31, 1999 to approximately $5.8 million for the year ended December 31, 2000. This increase was due primarily to increased personnel-related expenses.

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

     We are also amortizing the amount that equals the difference between the fair value of stock options granted to our employees and consultants and what were considered to be the deemed fair values of our common stock, in the case of option grants to employees, and on values based on the Black-Scholes formula for valuing options, in the case of grants to non-employees, in each case on the date of the grants over vesting periods using a declining balance method. We recognized approximately $2.6 million of related compensation expense during the year ended December 31, 1999 and approximately $13.3 million during the year ended December 31, 2000.

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

Liquidity and Capital Resources

The following table compares restricted and unrestricted cash, cash equivalents and marketable securities, and current ratio as well as sources and uses of cash as of and for the years ended, December 31, 2001 and 2000 (in thousands):

                                                                       2001             2000

Unrestricted cash, cash equivalents and marketable securities       $ 43,091         $  73,466
Restricted cash, cash equivalents and marketable securities         $  3,438         $   3,438
Total cash, cash equivalents, marketable securities and
   restricted investments                                           $ 46,529         $  76,904
     Percentage of total assets                                           81%               74%
Current ratio*                                                         11.29              6.89
Cash used in operating activities                                   $(28,766)        $ (27,534)
Cash provided by (used in) investing activities                     $ 14,386         $ (23,999)
Cash provided by financing activities                               $    340         $ 102,716

*    Calculated excluding deferred revenue

     Our restricted investments are classified as available-for-sale but are pledged as collateral against a letter of credit (see Note 10 of notes to the Consolidated Financial Statements). Restricted investments are held in our name by major financial institutions.

     On October 2, 2000, we closed our initial public offering of 6,325,000 shares of common stock, which included 825,000 shares in connection with the exercise of the underwriters' over-allotment option, at $12 per share. We received net proceeds of approximately $68.3 million in cash, after deducting underwriter discounts, commissions and other offering expenses. Prior to our initial public offering, we financed our operations from the sale of our preferred and common stock. As of December 31, 2001, we had unrestricted cash and cash equivalents of approximately $43.1 million, a decrease from approximately $73.5 million of unrestricted cash and cash equivalents and short-term investments held as of December 31, 2000.

     Net cash used in operating activities in 2001 of $28.8 million resulted primarily from net losses of $56.2 million adjusted for non-cash items, changes in working capital and other items. Significant non-cash items in 2001 operating activities included restructuring charges of $13.2 million and depreciation and amortization and other impairment charges of $12.1 million. Net cash used in operating activities in 2000 of $27.5 million resulted primarily from losses of $49.8 million adjusted for non-cash items, changes in working capital and other items. Significant non-cash items included in 2000 operating activities included depreciation and amortization and other acquisition costs of $16.6 million.

     Net cash provided by financing activities totaled $340,000 during 2001 and primarily consisted of the proceeds of issuances of common stock in connection with stock options and the employee stock purchase plan and the repayment of a note receivable from a stockholder. Net cash provided by financing activities in 2000 of $102.8 million consisted primarily of the proceeds of issuances of common stock issued in our initial public offering and issuances of preferred stock.

      Since our inception, our investing activities have consisted primarily of purchases of fixed assets, principally computer hardware and software and leasehold improvements. Capital expenditures totaled $2.4 million in 2001, as compared with $8.1 million in 2000. Cash was also used in fiscal year 2000 to establish a security deposit supporting a $3.4 million letter of credit related to the lease of our offices in Hayward, California and Chicago, Illinois.

     The following summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):
                                                Less Than
                                      Total      1 Year     1-3 Years  4-5 Years
                                      -----      ------     ---------  ---------
Non-cancellable operating leases     $14,365     $3,022      $7,284     $4,059

     Included in the table above is the restructuring liability of $4.1 million associated with charges related to excess office space.

     We currently anticipate that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Our anticipated cash needs must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development. These and other factors could cause actual cash needs for working capital and capital expenditures to differ materially from those referred to above.

Recent Accounting Pronouncements

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. SFAS 142 will have no affect on our financial statements in that all goodwill and intangible assets have been written off due to impairment during 2001.

RISK FACTORS

The slowdown in the adoption of the mobile device and mobile application marketplace could harm our revenues.

     The emergence of markets for our software is critically dependent upon the rapid expansion of the market for mobile devices including personal digital assistants, handheld computers, smart phones, pagers and other mobile devices. This market has suffered recent setbacks due to the decline in general economic conditions. Moreover, the economic slowdown has caused prospective customers to reduce their budgets for information technology projects, such as mobile application deployments. This economic slowdown has reduced the rate of growth in the adoption of mobile devices, and associated products and services. Sustained economic slowdown could reduce demand for our software and services.

We may be unable to fund our future operating and capital requirements and, therefore, may be unable to execute on our business strategy.

     Since our inception, we have never been profitable. From inception through December 31, 2001, we had an accumulated deficit of $118.1 million. Because we are not currently generating sufficient cash to fund our operations, we may be forced to rely on external financing to meet future operating and capital requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Our operating and capital requirements depend upon several factors, including the rate of market acceptance of our products and services, our ability to expand our customer base and increase revenues, our level of expenditures for product development, marketing and sales, general administration and purchases of equipment, and other factors. If our operating and capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We cannot assure that financing will be available in amounts or on terms acceptable to us, if at all. Further, if we issue equity securities, stockholders may experience additional dilution, or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Debt financing, if available, may involve restrictive covenants which could restrict our operations or finances. If we cannot raise funds, if needed, on acceptable terms, we may not be able to continue our operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This in turn, could materially and adversely impact our business, operating results and financial condition.

A significant portion of our enterprise revenues comes from a small number of customers, and any decrease in revenues from these customers could harm our operating results.

     We currently derive a significant portion of our enterprise software revenues from a small number of major customers. For example, McKesson Corporation, our largest customer, represented 20% of our total revenues in 2001. We expect that McKesson Corporation will continue to represent a significant portion of our revenues through March of 2003. Any disruption or termination of our commercial relationships with McKesson Corporation would harm our revenues and results of operations.

We were named in a securities class action lawsuit that could materially harm our business and financial condition and result in a decline in our stock price.

     AvantGo, certain of our officers and directors, and the underwriters of our initial public offering are parties to a class action lawsuit alleging a violation of securities laws. See "Item III. Legal Proceedings." This pending litigation, and any subsequent litigation against us or our affiliates or employees, regardless of the outcome, may result in substantial costs and expenses and significant diversion of management, which could materially adversely affect our business.

     Due to inherent uncertainties in litigation, we cannot predict accurately the ultimate outcome of the litigation. An adverse judgment in a large monetary amount could have a material adverse impact on our financial position, and consequently our business and results of operations. Such an event is likely to cause our stock price to decline substantially.

We depend on our M-Business software products as a primary source of our revenues, and we do not know if businesses will adopt our enterprise products and related services or continue to make investments in technology products such as ours.

     Our enterprise software, which consists of our AvantGo M-Business Server, AvantGo Mobile Sales, AvantGo Mobile Delivery and AvantGo Pylon products, has accounted for 56% of our revenues in 2001, 56% of our revenues in 2000 and 50% of our revenues in 1999. We expect that a significant portion of our revenues will depend upon the continued and growing market acceptance of our enterprise software products. The lifecycle of our products is particularly difficult to estimate because of growing competition and the changing marketplace. Our enterprise software may not achieve acceptance among businesses and other organizations. A decline in the demand for our enterprise software or our failure to successfully develop, introduce or market new or enhanced products in a timely manner would have a negative impact on sales of our enterprise products, jeopardizing our most important source of revenues. The sales cycle for our products is lengthy. Due to the recent economic downturn, our current and prospective customers may elect to delay or postpone investments in technology such as ours, which would harm our enterprise sales efforts and cause our business to suffer.

Increasing competition could harm our ability to maintain or increase sales of our products or reduce the prices we can charge for our products.

     We face growing competition, and we expect this competition to intensify in the future. Our competitors include both start-up companies designing software and services similar to ours and established companies seeking to capitalize on the mobile market. Competition in our industry is primarily on the basis of product functionality, compatibility with other hardware and software, and price.

     Our enterprise software and services compete primarily with offerings from the following types of companies:

     o server synchronization software providers, including Palm, Inc., PUMATECH, Inc., Extended Systems and Oracle Corporation;

     o handheld application development environment providers, including PUMATECH, Inc., IBM Corporation and Microsoft Corporation;

     o    application service providers, including Aether Systems, Inc.;

     o    mobile  personal   information   management   application   providers,
          including Synchrologic and Extended Systems;

     o mobile sales force automation application providers, including Siebel Systems;

     o    mobile pharmaceutical application providers, including Dendrite; and

     o    mobile delivery application providers, including Aether Systems, Inc.

     Our AvantGo Mobile Internet service competes with the service offerings from the following types of companies:

     o value-added wireless service providers, such as Palm, Inc.'s Palm.Net and GoAmerica, Inc.; and

     o    wireless  Internet  portals,  such  as  InfoSpace,   Inc.  and  Oracle
          Corporation's Portal to Go.

     As the mobile device and wireless markets mature, we expect competition to intensify. This competition presents us with several risks. Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. Several of these competitors have greater name recognition and more established relationships with our target customers. Our competitors may be able to use these advantages to adopt more aggressive pricing policies and products that compete with our enterprise software and offer more attractive terms to customers. As a result, we may lose customers or may be required to limit the amount we can charge customers for our products. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties to compete more effectively with us. Further, existing and potential competitors may develop enhancements to or future generations of competitive products that will have better performance features than our products. Any of these factors, if they occur, would likely cause our sales and revenues to fall. Finally, competition in the mobile Internet sector could harm our ability to generate revenues from our AvantGo Mobile Internet service, undermining our potential for future growth.

We do not maintain redundant facilities for our servers, and system failures resulting from earthquakes, power outages or other causes, or accidental or intentional security breaches could disrupt our operations, cause us to incur significant expenses, expose us to liability and harm our reputation.

     Our operations depend upon our ability to maintain and protect our computer systems, which are located at our offices in Hayward, California and at facilities owned by Level 3 Communications in Sunnyvale, California, and operated by Yipes Communications, Inc. We currently do not have redundant facilities for our servers. Our systems therefore are vulnerable to damage from vendor shutdowns, break-ins, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures, terrorist acts such as that occurring on September 11, 2001 in New York and similar events.

     On March 22, 2002, Yipes Communications filed a voluntary petition for reorganization under Chapter 11 in the U.S. Bankruptcy Court. Yipes Communications has indicated that it will continue its business operations uninterrupted during the reorganization. Yipes Communications has stated that it has made arrangements for debtor-in-possession financing and that this additional financing will allow it to continue offering its existing customers 24x7 service and support and otherwise conduct business as normal. AvantGo is in the process of contracting with multiple bandwidth providers to eliminate any risk associated with financial difficulties that Yipes Communications has encountered. In the mean time, if these financial difficulties result in the interruption or discontinuation of bandwidth services, this whould disrupt operation of AvantGo Mobile Internet service and the operations of certain customers. Many other bandwidth providers are in financial difficulty and we may not be able to find a reliable, stable bandwidth service provider, and the next provider may encounter similar financial problems.

     The potential impact on us and our general infrastructure of being located near major earthquake faults is unknown, but operating results could be materially adversely affected in the event of a major earthquake. In addition, California recently experienced power shortages, which resulted in brief power outages, or "blackouts", in parts of the state. Any such blackouts in the future could cause disruptions to our operations, especially our AvantGo Mobile Internet service, which is housed at Level 3 Communications and during a blackout could become inaccessible to our users. Additionally, these blackouts could disrupt the operations of our distributors, resellers, and customers. Although we maintain insurance against break-in, unauthorized access, vandalism, fires, floods, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case, and will not likely compensate us for all the damages caused by these or similar events.

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

     Our stock is currently listed on the Nasdaq National Market. The Nasdaq Stock Market's Marketplace Rules impose certain minimum financial requirements on us for the continued listing of our stock. One such requirement is a minimum bid price on our stock of $1.00 per share. Our stock price has, from time to time, fallen below the minimums set forth by those rules. If we remain below minimum levels for an extended period, the Nasdaq National Market may delist our stock. If we are delisted and cannot obtain listing on another major market or exchange, our stock's liquidity would suffer, and we would likely experience reduced analyst coverage and investor interest. Such factors may result in a decrease in our stock's trading price. Delisting also may restrict us from issuing additional securities or securing additional financing.

Because our quarterly operating results are volatile and difficult to predict, period-to-period comparisons of our operating results are not necessarily meaningful, and you should not rely on them as indications of future performance.

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

     Even if the market for mobile devices continues to expand, our success will depend, among other things, on whether businesses and consumers adopt our products and services for obtaining Web-based information and applications on the Internet and intranets. We have expended considerable resources on sales and marketing of our products and services. During 2001, our sales and marketing expenses were approximately $29.4 million. As revenues increase, we expect that these expenses will continue to increase. If our sales and marketing efforts are inadequate and we are unable to build our visibility and brand name, our enterprise revenues will fall and consumer use of our AvantGo Mobile Internet service will fail to develop, jeopardizing our ability to generate revenue from the sale of advertising and distribution products.

If we adopt additional economic incentives to retain our current employees or attract new employees, stockholder equity could be diluted.

     The purchase price of many outstanding stock options held by our employees is above the current fair market value of our common stock. To adequately motivate and retain our employees, and to attract new employees, we may need to provide additional economic incentives. For example, our board of directors may seek to increase the stock pool in our existing 2000 Stock Incentive Plan or adopt a new equity incentive plan, such as the new 2001 Stock Incentive Plan, to reincentivize current employees and attract new employees. If we issue additional stock options or additional stock grants to current or new employees, our existing stockholders will suffer dilution.

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

     Because we depend on equipment manufacturers like Palm, Inc. and Research in Motion Ltd., and software companies like Microsoft Corporation to help distribute our software and promote our AvantGo Mobile Internet service, the sales growth of our products and services is dependent in part upon their success. If the products that these companies sell, or the operating systems upon which these products are based, were to lose popularity, or if any of these equipment manufacturers or software companies cease to distribute our software in significant volumes, or if they change operating systems to which we cannot adapt, our business would suffer.

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

     We expect to continue to expand certain areas of our operations for the foreseeable future. For example, we expect to hire additional new employees to support our sales organization. Because of the technical nature of our products, we anticipate that it will take several months to train new personnel. Failure to accomplish this objective would impede our ability to deliver products in a timely fashion, fulfill existing customer commitments and attract and retain new customers, which would harm our business.

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

     We sell our products in the United States and abroad. We manage our European sales and marketing operations through our U.K. subsidiary, AvantGo Europe, Ltd. Revenues from international sales represented 16% of our revenues in 2001, and we anticipate that revenue from international operations will represent an increasing portion of our total revenues. Our business will therefore be increasingly subject to the risks associated with doing business internationally. We expect that the costs of developing overseas revenues will exceed those revenues. Accordingly, our future results could be harmed by a variety of factors, including:

     o    changes in foreign currency exchange rates;

     o    inflation;

     o    the adoption of incompatible platforms or standards;

     o    trade protection measures and import or export licensing requirements;

     o    potentially negative consequences from changes in tax laws; and

     o    weak economic conditions in foreign markets.

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

     Our software is complex as it must operate across a broad variety of operating systems, devices and connectivity options and meet the stringent requirements of our customers. We must develop our products and services quickly to keep pace with the rapidly changing software and telecommunications markets. Despite testing by our customers and us, software as complex as ours is likely to contain undetected errors or defects, especially when first introduced or when new versions are released. Our software may not be free from errors or defects after delivery to customers has begun, which could result in the rejection of our software or services, damage to our reputation, lost revenues, diverted development resources and increased service and support costs, any of which could harm our business.

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

     Although we are generally indemnified against claims that technology licensed to us infringes the intellectual property rights of others, such indemnification is not always available for all types of intellectual property, and in some cases the scope of such indemnification is limited. Even if we receive broad indemnification, third party indemnitors may not have the financial resources to fully indemnify us in the event of infringement, resulting in substantial exposure to us. We cannot be assured that infringement claims arising from the incorporation of this technology will not be asserted or prosecuted against us. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential redevelopment costs and delays, all of which could materially adversely affect our business, operating results and financial condition.

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

     One or more states or the federal government could enact regulations aimed at companies like us, which provide software that facilitates e-commerce and the distribution of content over the Internet. The likelihood of the enactment of regulations in these areas will increase as the Internet becomes more pervasive and extends to more people's daily lives. Any legislation, regulation or taxation of, or concerning, electronic commerce could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If a reduction in growth occurs as a result of these events, demand for our client software and AvantGo Mobile Internet service could decline significantly.

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

     Sales of significant amounts of our common stock in the public market or the perception that sales of significant amounts of common stock will occur could adversely affect the market price of our common stock or our future ability to raise capital through an offering of our equity securities. As of December 31, 2001 we had approximately 35.2 million shares of common stock outstanding, of which 34.7 million were freely tradable, except for any shares purchased by our "affiliates" as defined in Rule 144 of the Securities Act of 1933. Sales of a large number of restricted shares, or sales of shares held by affiliates, could have an adverse effect on the market price for our common stock.

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

     As of December 31, 2001, we had unrestricted cash and cash equivalents of $43.1 million. Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our cash and cash equivalents, we have concluded that there is no material market risk exposure. At December 31, 2001, our cash and cash equivalents consisted primarily of demand deposits, money market funds, U.S. government obligations, and corporate debt securities held by three major financial institutions in the United States. We had no short-term investments at December 31, 2001.

     Foreign Currency Exchange Risk. We develop products in the United States for sale in North America and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. We have one foreign subsidiary whose expenses are incurred in its local currency. As exchange rates vary, its expenses, when translated, may vary from expectations and adversely impact overall expected profitability. Our operating results were not significantly affected by exchange rate fluctuations in 2001.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in AvantGo's definitive proxy statement for the Annual Meeting of Stockholders to be held May 13, 2002, a copy of which will be filed with the SEC before the date 120 days after the end of 2001. For information with respect to the executive officers of AvantGo, see "Employees" at the end of Part I of this report.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

     (1) Report of Ernst & Young LLP, Independent Auditors, dated January 16, 2002 (See page F-2 hereof).

     (2) Consolidated Balance Sheets as of December 31, 2001 and 2000. (See page F-3 hereof).

     (3) Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999 (See page F-4 hereof).

     (4) Consolidated Statements of Stockholder's Equity for the years ended December 31, 2001, 2000 and 1999 (See pages F-5 and F-6 hereof).

     (5) Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 (See page F-7 hereof).

     (6) Notes to Consolidated Financial Statements. (See pages F-8 through F-23 hereof).

(a)(2) Financial Statement Schedules

                 Schedule No.                   Description
                 ----------                     ----------
                 Schedule II            Valuation and Qualifying Accounts

     Other schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a)(3) Exhibits. The following is a complete list of Exhibits filed as part of this Form 10-K.

Exhibit No  Description
----------  ----------
2.1* Agreement and Plan of Merger by and among AvantGo, Inc., GC Acquisition, Inc., Globalware Computing, Inc. and the stockholders of Globalware Computing, Inc. dated as of May 26, 2000. Reference is made to Exhibit 2.1 of the registrant's Registration Statement on Form S-1 (No. 333-38888) filed with the Commission on June 8, 2000, as amended (the "Form S-1").

2.2* Escrow and Indemnity Agreement by and among AvantGo, Inc., Chase Manhattan Bank and Trust Company, N.A., as escrow agent and the stockholders of Globalware Computing, Inc. (See Exhibit 2.2 to Form S-1)

3.1*        Seventh  Amended and Restated  Certificate  of  Incorporation.  (See
            Exhibit 3.2 to Form S-1)

3.2*        Amended and Restated Bylaws. (See Exhibit 3.4 to Form S-1).

Exhibit No   Description
----------   ----------
4.1*        Form of common stock certificate. (See Exhibit 4.1 to Form S-1)

4.2* Fourth Amended and Restated Investors' Rights Agreement dated May 19, 2000. (See Exhibit 4.2 to Form S-1)

10.1*       Form of Indemnification Agreement (See Exhibit 10.1 to Form S-1).

10.2*       1998  Globalware  Computing,  Inc.  stock option plan.  (See Exhibit
            10.56 to Form S-1).

10.3*       1997 Stock Option Plan, as amended. (See Exhibit 10.3 to Form S-1)

10.4*       Form of Notice of Option  Grant  and Stock  Option  Agreement.  (See
            Exhibit 10.4 to Form S-1)

10.5*       Form of 2000 Employee Stock Purchase Plan. (See Exhibit 10.5 to Form
            S-1)

10.6*       Form of 2000 Stock Incentive Plan. (See Exhibit 10.6 to Form S-1)

10.7*       Stock Option Grant Program for Non-employee Directors.  (See Exhibit
            10.7 to Form S-1)

10.8* 401(k) Standardized Profit Sharing Plan Adoption Agreement by and between AvantGo, Inc. and Paychex Retirement Services, dated January 1, 1998. (See Exhibit 10.8 to Form S-1)

10.9* Founders Stock Purchase Agreement by and between AvantGo, Inc. and Felix Lin, dated August 11, 1997. (See Exhibit 10.16 to Form S-1).

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

10.24*+     License  Agreement  by  and  between  AvantGo,   Inc.  and  McKesson
            Corporation, dated October 1, 1998, as amended August 31, 1999 and March 7, 2000. (See Exhibits 10.39, 10.40 and 10.41 to Form S-1).

Exhibit No  Description
----------  -----------
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

10.30* Net Lease by and between AvantGo, Inc. and The Multi-Employer Property Trust, dated March 31, 2000. (See Exhibit 10.55 to Form S-1).

10.31** Promissory Note executed by Mike Aufricht and AvantGo, Inc. dated April 20, 2000.

10.32**+ Amendments to License Agreement by and between AvantGo, Inc. and McKesson Corporation dated October 1, 1998 (as amended through March 7, 2000) December 30, 2000 and undated amendments to Exhibit B to License Agreement.

10.33       Form of 2001 Stock Incentive Plan

10.34       Form of 2001 Stock Option Agreement

10.35 Amended and Restated Change of Control Agreement by and between AvantGo, Inc. and David Moore, dated October 13, 1997.

10.36 Amended and Restated Change of Control Agreement by and between AvantGo, Inc. and Michael Aufricht, dated December 6, 1999.

10.37 Change of Control Agreement by and between AvantGo, Inc. and Paul Kanneman, dated July 12, 2001.

10.38 Offer Letter and Change of Control Agreement Supplement, by and between AvantGo, Inc. and Paul Kanneman, dated August 1, 2001.

10.39++ Amendment to License Agreement by and between AvantGo, Inc. and McKesson Corporation dated August 17, 2001.

10.40++ Amendment Number 2 to Marketing and Distribution Agreement by and between AvantGo, Inc. and Microsoft Corporation, dated August 31, 2001.

21.1        Subsidiaries of the Registrant.

23.1        Consent of Ernst & Young LLP, Independent Auditors.

24.1        Power of Attorney (see signature page).

----------
     (*) Incorporated by reference to the registrant's Registration Statement on Form S-1 (No. 333-38888) filed with the Commission on June 8, 2000, as amended.

     (**) Incorporated  by reference to the  registrant's  Annual Report on Form
          10-K (No. 000-31561) filed with the Commission on April 2, 2001, as amended.

      +   Confidential treatment granted on portions of this exhibit.

      ++  Confidential treatment requested on portions of this exhibit.

         (6) Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2002.

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

           Name                                    Title                          Date
           ----                                    -----                          ----
Principal Executive Officers:

/s/ Richard Owen
-------------------------
Richard Owen                       Chief Executive Officer and Chairman
                                      of the Board of Directors               March 29, 2002


/s/ Felix Lin                      Vice Chairman of the Board of Directors    March 29, 2002
-------------------------
Felix Lin

Principal Financial and Principal
   Accounting Officer:


/s/ David B. Cooper, Jr.           Chief Financial Officer                    March 29, 2002
-------------------------
David B. Cooper, Jr.


Additional Directors:

/s/ Christopher B. Hollenbeck      Director                                   March 29, 2002
-------------------------
Christopher B. Hollenbeck



/s/ Robert J. Lesko                Director                                   March 29, 2002
-------------------------
Robert J. Lesko


/s/ William J. Miller              Director                                   March 29, 2002
-------------------------
William J. Miller


/s/ James Richardson               Director                                   March 29, 2002
-------------------------
James Richardson


/s/ Linus Upson                    Director                                   March 29, 2002
-------------------------
Linus Upson


/s/ Jeffrey T. Webber              Director                                   March 29, 2002
-------------------------
Jeffrey T. Webber


/s/ Peter H. Ziebelman             Director                                   March 29, 2002
-------------------------
Peter H. Ziebelman

                                  AVANTGO, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Ernst & Young LLP, Independent Auditors.....................      F-2

Consolidated Balance Sheets...........................................      F-3

Consolidated Statements of Operations.................................      F-4

Consolidated Statements of Stockholders' Equity.......................      F-5

Consolidated Statements of Cash Flows.................................      F-7

Notes to Consolidated Financial Statements............................      F-8

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
AvantGo, Inc.

We have audited the accompanying consolidated balance sheets of AvantGo, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K. These financial statements and schedule are the responsibility of the management of AvantGo, Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AvantGo, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

Walnut Creek, California
January 16, 2002

                                  AVANTGO, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                         December 31,
                                                                                  ------------------------
                                                                                    2001            2000
                                                                                  ---------      ---------
                                        ASSETS
Current Assets:
          Cash and cash equivalents ..........................................    $  43,091      $  57,034
          Short-term investments .............................................           --         16,432
          Accounts receivable, net of allowance for doubtful accounts of
              $965 in 2001 and $240 in 2000, respectively ....................        3,236          4,724
          Prepaid expenses and other current assets ..........................          480          1,186
                                                                                  ---------      ---------
              Total current assets ...........................................       46,807         79,376
Restricted investments .......................................................        3,438          3,438
Property and equipment, net ..................................................        6,890          7,998
Goodwill and other intangibles ...............................................           --         12,803
Other assets .................................................................          344            693
                                                                                  ---------      ---------
              Total assets ...................................................    $  57,479      $ 104,308
                                                                                  =========      =========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
          Accounts payable ...................................................    $   1,243      $   3,227
          Accrued liabilities ................................................        3,855          1,527
          Accrued compensation and related benefits ..........................        1,693          2,238
          Current portion of borrowings under bank line of credit agreement ..           --             40
          Deferred revenue ...................................................        1,813          2,442
                                                                                  ---------      ---------
              Total current liabilities ......................................        8,604          9,474
Deferred revenue, net of current portion .....................................           --             83
Accrued restructuring charges, net of current portion ........................        2,127             --
Commitments
Stockholders' Equity:
          Convertible preferred stock, $0.0001 par value, issuable in Series:
              10,000,000 shares  authorized  at December 31, 2001; none and none issued and outstanding at December 31, 2001, and 2000,
              respectively ...................................................           --             --
          Common stock, $0.0001 par value; 150,000,000 shares authorized;
              35,166,133 and 34,473,663 shares issued and outstanding
              at December 31, 2001 and 2000, respectively ....................      168,603        170,841
          Notes receivable from stockholders .................................         (502)          (706)
          Deferred stock compensation ........................................       (2,752)       (12,350)
          Revenue offset relating to warrant agreements ......................         (592)        (1,099)
          Accumulated deficit ................................................     (118,122)       (61,947)
          Accumulated other comprehensive income .............................          113             12
                                                                                  ---------      ---------
              Total stockholders' equity .....................................       46,748         94,751
                                                                                  ---------      ---------
              Total liabilities and stockholders' equity .....................    $  57,479      $ 104,308
                                                                                  =========      =========

                             See accompanying notes.

                                  AVANTGO, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                       Year Ended December 31,
                                                                ------------------------------------
                                                                  2001          2000          1999
                                                                --------      --------      --------
Revenues:
          License fees ....................................     $ 13,548      $  9,087      $  1,443
          Services ........................................       10,456         7,231         1,446
                                                                --------      --------      --------
                    Total revenues ........................       24,004        16,318         2,889
Costs and expenses:
          Cost of license fees ............................          594           161            60
          Cost of services (1) ............................        5,137         4,103         1,466
          Product development (2) .........................       13,250        10,842         3,108
          Sales and marketing (3) .........................       29,362        30,682         4,630
          General and administrative (4) ..................        8,085         5,768           548
          Amortization of goodwill, other intangible
            assets, and deferred stock compensation .......        9,201        16,582         2,605
          Purchased in-process research and development ...           --           600            --
          Write-off of core technology ....................        1,981            --            --
          Restructuring and other impairment charges ......       15,065            --            --
                                                                --------      --------      --------
                    Total costs and expenses ..............       82,675        68,738        12,417
                                                                --------      --------      --------
Loss from operations ......................................      (58,671)      (52,420)       (9,528)
Other income (expense):
          Interest income (expense), net ..................        2,496         2,582           313
                                                                --------      --------      --------
                    Net loss ..............................     $(56,175)     $(49,838)     $ (9,215)
                                                                ========      ========      ========
          Basic and diluted net loss per share ............     $  (1.71)     $  (4.13)     $  (2.11)
                                                                ========      ========      ========
          Common shares used to calculate basic and diluted
              net loss per common share ...................       32,892        12,077         4,377
                                                                ========      ========      ========

----------

(1) Excluding $208, $383, $181 and $9 in amortization of deferred stock compensation for the year ended December 31, 2001, 2000, 1999 and 1998, respectively.

(2) Excluding $1,103, $1,809, $750 and $38 in amortization of deferred stock compensation for the year ended December 31, 2001, 2000, 1999 and 1998, respectively.

(3) Excluding $1,725, $3,290, $1,211 and $15 in amortization of deferred stock compensation for the year ended December 31, 2001, 2000, 1999 and 1998, respectively.

(4) Excluding $3,525, $7,861, $463 and $9 in amortization of deferred stock compensation for the year ended December 31, 2001, 2000, 1999 and 1998, respectively.

                             See accompanying notes.

                                  AVANTGO, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        (In thousands, except share data)

                                                              Convertible                                        Notes
                                                            Preferred Stock             Common Stock          Receivable
                                        Comprehensive    ---------------------     -----------------------       from
                                         Income (Loss)     Shares      Amount        Shares        Amount    Stockholders
                                        --------------   ----------    -------     ----------      -------   ------------
BALANCES AT DECEMBER 31, 1998 .........                   7,736,042      4,807      7,864,120          540        --
  Issuance of Series C preferred
    stock, net of issuance costs ......                   3,659,898     14,373             --           --        --
  Issuance of Series C preferred
    stock in exchange for
    cancellation of notes payable .....                      76,142        300             --           --        --
  Exercise of stock options ...........                          --         --      1,805,942          694      (100)
  Repurchase of common stock ..........                          --         --        (40,000)          (1)       --
  Deferred stock compensation .........                          --         --             --        9,695        --
  Amortization of deferred stock
    compensation ......................                          --         --             --           --        --
  Net loss and comprehensive loss .....      (9,215)             --         --             --           --        --
                                            =======      ----------     ------     ----------      -------      ----
BALANCES AT DECEMBER 31, 1999 .........                  11,472,082     19,480      9,630,062       10,928      (100)
  Issuance of common stock in
    exchange for services .............                          --         --         12,500          187        --
  Issuance of Series D preferred
    stock in connection with license ..                       4,785         40             --           --        --
  Issuance of Series D preferred
    stock, net of issuance costs ......                   3,726,094     31,042             --           --        --
  Exercise of stock options ...........                          --         --      1,794,445        4,157      (606)
  Repurchase of common stock ..........                          --         --       (496,167)        (141)       --
  Deferred stock compensation .........                          --         --             --       18,218        --
  Amortization of deferred stock
    compensation ......................                          --         --             --           --        --
  Issuances of Series D warrant .......                      71,562        159             --           --        --
  Issuance of Series E  preferred
    stock in connection with
    acquisition .......................                   1,933,300     15,466             --           --        --
  Issuance of common stock options
    in connection with acquisition ....                          --         --             --        1,444        --
    Issuance of common stock in
       connection with initial public
       offering, net of issuance costs
       of $7,560 ......................                                             6,325,000       68,340
  Deferred revenue relating to warrants                          --      1,521             --           --        --


                                             Deferred       Revenue                    Accumulated
                                               Stock        Offset                        Other          Total
                                              Compen-     Relating to    Accumulated   Comprehensive  Stockholders'
                                              sation        Warrants       Deficit     Income (Loss)     Equity
                                             --------     -----------    -----------   -------------  -------------
BALANCES AT DECEMBER 31, 1998 .........          (385)           --         (2,894)           --          2,068
  Issuance of Series C preferred
    stock, net of issuance costs ......            --            --             --            --         14,373
  Issuance of Series C preferred
    stock in exchange for
    cancellation of notes payable .....            --            --             --            --            300
  Exercise of stock options ...........            --            --             --            --            594
  Repurchase of common stock ..........            --            --             --            --             (1)
  Deferred stock compensation .........        (9,695)           --             --            --             --
  Amortization of deferred stock
    compensation ......................         2,605            --             --            --          2,605
  Net loss and comprehensive loss .....            --            --         (9,215)           --         (9,215)
                                              -------        ------        -------        ------        -------
BALANCES AT DECEMBER 31, 1999 .........        (7,475)            0        (12,109)           --         10,724
  Issuance of common stock in
    exchange for services .............            --            --             --            --            187
  Issuance of Series D preferred
    stock in connection with license ..            --            --             --            --             40
  Issuance of Series D preferred
    stock, net of issuance costs ......            --            --             --            --         31,042
  Exercise of stock options ...........            --            --             --            --          3,551
  Repurchase of common stock ..........            --            --             --            --           (141)
  Deferred stock compensation .........       (18,218)           --             --            --             --
  Amortization of deferred stock
    compensation ......................        13,343            --             --            --         13,343
  Issuances of Series D warrant .......            --            --             --            --            159
  Issuance of Series E  preferred
    stock in connection with
    acquisition .......................            --            --             --            --         15,466
  Issuance of common stock options
    in connection with acquisition ....            --            --             --            --          1,444
    Issuance of common stock in
       connection with initial public
       offering, net of issuance costs
       of $7,560 ......................                                                                  68,340
  Deferred revenue relating to warrants            --        (1,521)            --            --             --

                             See accompanying notes.

                                  AVANTGO, INC.

                        (In thousands, except share data)

                                                              Convertible                                           Notes
                                                            Preferred Stock                Common Stock          Receivable
                                        Comprehensive  ------------------------     -------------------------       from
                                        Income (Loss)     Shares        Amount        Shares         Amount     Stockholders
                                        -------------  -----------     --------     -----------     ---------   ------------
  Amortization of warrant ............                          --           --              --            --        --
  Conversion of preferred stock into
     common stock upon initial public
     offering ........................                 (17,207,823)     (67,708)     17,207,823        67,708
  Net loss ...........................     (49,838)             --           --              --            --        --
  Foreign currency translation
     adjustment ......................          16              --           --              --            --        --
  Unrealized loss on investment, net .          (4)             --           --              --            --        --
  Comprehensive loss .................     (49,826)             --           --              --            --        --
                                          ========     -----------     --------     -----------     ---------     -----
BALANCES AT December 31, 2000 ........                           0            0      34,473,663       170,841      (706)
  Exercise of stock options ..........                          --           --         387,826           301        --
  Issuance of common stock under
    the Employee Stock Purchase
 Plan ................................                          --           --         331,995           310        --
  Repurchase of common stock .........                          --           --         (87,351)         (155)       --
  Reversal of stock based compensation
    upon termination of employees ....                          --           --              --        (2,587)       --
  Accelerated vesting of options for
    terminated employees .............                          --           --              --           280        --
Issuance of restricted stock .........                          --           --          60,000            63        --
  Revaluation of common stock options
    issued to consultants ............                          --           --              --          (450)       --
  Amortization of deferred stock
    compensation .....................                          --           --              --            --        --
  Repayment of note receivable by
    stockholder ......................                          --           --              --            --       204
  Amortization of warrant ............                          --           --              --            --        --
  Net loss ...........................     (56,175)             --           --              --            --        --
  Foreign currency translation
    adjustment .......................          97              --           --              --            --        --
  Unrealized gain on investment, net .           4              --           --              --            --        --
                                          --------
  Comprehensive loss .................    $(56,074)             --           --
                                          --------     -----------     --------     -----------     ---------     -----
BALANCES AT December 31, 2001 ........                           0     $      0      35,166,133     $ 168,603     $(502)
                                                       ===========     ========     ===========     =========     =====


                                             Deferred       Reevenue                      Accumulated
                                               Stock         Offset                          Other          Total
                                              Compen-      Relating to     Accumulated   Comprehensive   Stockholders'
                                              sation        Warrants         Deficit     Income (Loss)     Equity
                                             --------      -----------     -----------   -------------   -------------
  Amortization of warrant ............             --            422               --           --             422
  Conversion of preferred stock into
     common stock upon initial public
     offering ........................
  Net loss ...........................             --             --          (49,838)          --         (49,838)
  Foreign currency translation
     adjustment ......................             --             --               --           16              16
  Unrealized loss on investment, net .             --             --               --           (4)             (4)
  Comprehensive loss .................             --             --               --           --              --
                                             --------        -------        ---------        -----        --------
BALANCES AT December 31, 2000 ........        (12,350)        (1,099)         (61,947)          12          94,751
  Exercise of stock options ..........             --             --               --           --             301
  Issuance of common stock under
    the Employee Stock Purchase
 Plan ................................             --             --               --           --             310
  Repurchase of common stock .........             --             --               --           --            (155)
  Reversal of stock based compensation
    upon termination of employees ....          2,587             --               --           --              --
  Accelerated vesting of options for
    terminated employees .............             --             --               --           --             280
Issuance of restricted stock .........             --             --               --           --              63
  Revaluation of common stock options
    issued to consultants ............            450             --               --           --              --
  Amortization of deferred stock
    compensation .....................          6,561             --               --           --           6,561
  Repayment of note receivable by
    stockholder ......................             --             --               --           --             204
  Amortization of warrant ............             --            507               --           --             507
  Net loss ...........................             --             --          (56,175)          --         (56,175)
  Foreign currency translation
    adjustment .......................             --             --               --           97              97
  Unrealized gain on investment, net .             --             --               --            4               4
  Comprehensive loss .................             --             --               --           --              --
                                             --------        -------        ---------        -----        --------
BALANCES AT December 31, 2001 ........       $ (2,752)       $  (592)       $(118,122)       $ 113        $ 46,748
                                             ========        =======        =========        =====        ========

                             See accompanying notes.

                                  AVANTGO, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                      Year Ended
                                                                                     December 31,
                                                                         -----------------------------------
                                                                           2001          2000         1999
                                                                         --------     ---------     --------
OPERATING ACTIVITIES:
    Net loss ........................................................    $(56,175)    $ (49,838)    $ (9,215)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Purchased in-process research and development ...............          --           600           --
        Write-off of core technology ................................       1,981            --           --
        Restructuring and other impairment charges ..................      13,156            --           --
        Amortization of goodwill, other intangible assets, and
            deferred stock compensation .............................       9,201        16,582        2,605
        Depreciation and amortization ...............................       2,892         1,013          163
        Amortization of revenue offset relating to warrant
            agreements ..............................................         507           422           --
        Issuance of common stock in exchange for services ...........          63           187           --
        Changes in operating assets and liabilities, net of business acquisition:
            Accounts receivable .....................................       1,606        (3,174)      (1,426)
            Prepaid expenses and other current assets ...............         706          (929)        (230)
            Accounts payable ........................................      (1,984)        2,326          764
            Accrued liabilities .....................................         144         1,000          295
            Accrued compensation and related benefits ...............        (264)        1,999          200
            Deferred revenue ........................................        (599)        2,278          231
                                                                         --------     ---------     --------
                Net cash used in operating activities ...............     (28,766)      (27,534)      (6,613)
INVESTING ACTIVITIES:
    Purchase of property and equipment ..............................      (2,385)       (8,051)        (871)
    Business acquisition, net of cash acquired ......................          --           456           --
    Restricted investments ..........................................          --        (3,438)          --
    Other assets ....................................................         335          (613)         (15)
    Cash paid for investments .......................................          --       (20,781)     (10,000)
    Proceeds from investments .......................................      16,436         8,428        6,025
                                                                         --------     ---------     --------
                Net cash provided by (used in) investing activities .      14,386       (23,999)      (4,861)
FINANCING ACTIVITIES:
    Repayment of obligations under bank line of credit agreement ....         (40)          (72)         (71)
    Principal payments on capital lease obligations .................          --            (4)         (10)
    Proceeds from issuance of convertible preferred stock, net ......          --        31,042       14,373
    Proceeds from note repayment by shareholder .....................         204            --           --
    Proceeds from issuance of convertible notes payable .............          --            --          300
    Proceeds from issuance of common stock, net .....................         176        71,750          593
                                                                         --------     ---------     --------
                Net cash provided by financing activities ...........         340       102,716       15,185
                                                                         --------     ---------     --------
Effect of foreign exchange rate changes on cash and cash equivalents           97            16           --
                                                                         --------     ---------     --------
Increase in cash and cash equivalents ...............................     (13,943)       51,199        3,711
Cash and cash equivalents at beginning of period ....................      57,034         5,835        2,124
                                                                         --------     ---------     --------
Cash and cash equivalents at end of period ..........................    $ 43,091     $  57,034     $  5,835
                                                                         ========     =========     ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
    Issuance of preferred stock in exchange for convertible notes
      payable .......................................................    $     --     $      --     $    300
                                                                         ========     =========     ========
    Issuance of preferred stock in exchange for license .............    $     --     $      40     $     --
                                                                         ========     =========     ========
    Issuance of preferred stock in connection with acquisition ......    $     --     $  15,466     $     --
                                                                         ========     =========     ========
    Issuance of common stock for notes receivable from stockholder ..    $     --     $     606     $    100
                                                                         ========     =========     ========
    Warrant issued in connection with a content service agreement ...    $     --     $     159     $     --
                                                                         ========     =========     ========
SUPPLEMENTAL DISCLOSURES:
    Cash paid during the period for interest ........................    $      5     $       9     $     18
                                                                         ========     =========     ========

                             See accompanying notes.

                                  AVANTGO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

     AvantGo, Inc. (the "Company") was incorporated on June 30, 1997 in Delaware. The Company provides software and services that enable and enhance the use of Internet-based content and corporate intranets to mobile devices, including personal digital assistants and Internet-enabled phones. The Company licenses its AvantGo M-Business Server products and AvantGo mobile applications products to help its customers provide their employees, customers, suppliers and business affiliates with easy access to business information. The AvantGo Mobile Internet service allows individuals to access Internet-based content and applications and gives content providers and other businesses a new medium for reaching and interacting with new and existing customers, increasing customer acquisition and retention.

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

     Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Restricted Investments

     At December 31, 2001, the Company's restricted investments are classified as available-for-sale but are pledged as collateral against a letter of credit (see Note 10). Restricted investments are held in the Company's name by major financial institutions.

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

                                  AVANTGO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Available-for-sale investments are recorded at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss). Fair values of investments are based on quoted market prices, where available.

Other income and expense includes realized gains and losses and declines in the value of short-term investments determined to be other than temporary, which have been immaterial to date. These valuation adjustments are derived using the specific identification method for determining the cost of investments sold. Dividend and interest income is recognized when earned.

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

Goodwill and Other Intangible Assets

     Goodwill and other intangible assets resulted from the Globalware Computing acquisition accounted for under the purchase method (see Note 2). Amortization of goodwill and other intangible assets has been provided for on the straight-line basis over the respective estimated useful lives of the assets. During September 2001, management identified indicators of possible impairment of goodwill and other intangible assets. Such indicators included, but were not limited to, an overall decline in information technology spending, and anticipated increased pressure from competitors. See Note 9 for a discussion of the write-down of goodwill and other intangible assets during the year ended December 31, 2001.

Software Development Costs

     The Company accounts for software development costs in accordance with Financial Accounting Standards Board ("FASB") Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("FASB 86"), under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Through December 31, 2001, costs incurred subsequent to the establishment of technological feasibility have not been significant and all software development costs have been charged to product development expense in the accompanying consolidated statements of operations.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments are deposited with four high-credit quality financial institutions. Accounts receivable consists of balances due from a limited number of customers. The Company markets, sells and grants credit to its customers without requiring collateral or third-party guarantees. The Company monitors its exposure for credit losses and maintains appropriate allowances. To date, the Company has not experienced any material losses with respect to its accounts receivable. For the year ended December 31, 1999 two customers accounted for 25% and 15%, respectively, of total revenues. For the year ended December 31, 2000 one of these customers accounted for 26% of total revenues. For the year ended December 31, 2001 the same customer accounted for 20% of total revenues

                                  AVANTGO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Revenue Recognition

     The Company licenses software under non-cancelable license agreements and provides services including training, consulting and maintenance, consisting of product support services and unspecified product updates. The Company sells placement service contracts which provide customers with priority visibility on the Company's web-site, and also sells advertising on the device delivered through AvantGo Mobile Internet, a service that is free to consumers.

     License revenues are recognized when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable, collectibility is probable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement using the residual method. In instances where no vendor-specific objective evidence exists and the only undelivered element is maintenance, revenue is recognized ratably over the term of the agreement. The Company's agreements with its customers and resellers generally do not contain product return rights. Revenues from maintenance, which consist of fees for ongoing support and product updates, are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis under separate service arrangements. Occasionally the Company enters into short-term fixed price consulting contracts. Under these arrangements, the Company recognizes revenue as work progresses using the percentage-of-completion method. Training revenues are generated from classes offered both on-site and at customer locations. Revenues from consulting and training services are recognized as the services are performed.

     For sales made through distributors, resellers and original equipment manufacturers, the Company recognizes revenue at the time these partners report that they have sold the software to the end user and all revenue recognition criteria have been met.

     Revenues from placement agreements are recognized ratably over the service period, which in most instances is between three months and one year.
Advertising revenues are recognized based upon the lesser of the ratio of impressions delivered over the total guaranteed impressions or the straight line basis over the term of the advertising contract.

     The Company also earns revenues from advertising barter transactions. Revenues and costs from advertising barter transactions are recognized during the period in which the placement or advertising is delivered. Barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. In determining the value of the services provided, the Company uses historical pricing of comparable cash transactions. Revenues earned from barter transactions were $258,000, $407,000 and $92,000 for the years ended December 31, 2001, 2000 and 1999.

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

Advertising Expense

     The cost of advertising is expensed as incurred. Advertising costs, which are included in sales and marketing expense, were approximately $1,101,000, $8,772,000, and $91,000, for the years ended December 31, 2001, 2000, and 1999, respectively, including $250,000, $407,000 and $83,000 resulting from barter transactions for the years ended December 31, 2001, 2000 and 1999, respectively.

Net Loss Per Share

     Basic net loss per share information for all periods is presented under the requirement of FASB Statement No. 128, "Earnings per Share" ("FASB 128"). Basic net loss per share has

                                  AVANTGO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options, warrants, and convertible securities. Shares subject to repurchase will be included in the computation of net loss per share when the Company's commitment to repurchase these shares lapses.

     Diluted net loss per share has been computed as described above and also gives effect, under Securities and Exchange Commission guidance, to the conversion of preferred shares not included above that automatically converted to common shares immediately prior to the completion of the Company's initial public offering, using the if-converted method from the original date of issuance.

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

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

                                                                          Year Ended December 31,
                                                               --------------------------------------------
                                                                   2001            2000             1999
                                                               ------------    ------------     -----------
   Net loss ...............................................    $    (56,175)    $    (49,838)    $    (9,215)
                                                               ============     ============     ===========
   Weighted average shares of common stock outstanding ....      34,778,212       16,366,727       8,924,914
   Less weighted average shares that may be repurchased ...      (1,886,049)      (4,289,389)     (4,548,317)
                                                               ------------     ------------     -----------

   Weighted average shares of common stock outstanding used
     in computing basic and diluted net loss per share ....      32,892,163       12,077,338       4,376,597
                                                               ============     ============     ===========
   Basic and diluted net loss per share ...................    $      (1.71)    $      (4.13)    $     (2.11)
                                                               ============     ============     ===========

     If the Company had reported net income, the calculation of diluted loss per share would have included approximately an additional 1,215,271, 9,866,258 and 5,226,544 common equivalent shares related to the outstanding stock options, shares subject to repurchase and warrants not included above (determined using the treasury stock method) for the years ended December 31, 2001, 2000, and 1999, respectively.

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

Recent Accounting Pronouncements

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under

                                  AVANTGO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. SFAS 142 will have no affect on the Company's financial statements in that all goodwill and intangible assets have been written off due to impairment during 2001.

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

     The purchase consideration was allocated to the acquired assets and assumed liabilities based on deemed fair values as follows (in thousands):

  Net tangible assets.............................................. $   666
  Intangible assets:
       Purchased technology........................................   3,100
       Assembled workforce.........................................     530
       Goodwill....................................................  12,214
                                                                    -------
            Total intangible assets................................  15,844
  Purchased in-process research and development charged to
       operations for the year ended December 31, 2000.............     600
                                                                    -------
            Total purchase consideration........................... $17,110
                                                                    =======

     Goodwill, purchased technology and assembled workforce arising from the acquisition were being amortized on a straight-line basis over three years prior to the identification of impairment. See Note 9 for a further discussion of the impairment of goodwill and other intangible assets. Purchased in-process research and development consists of a single project to develop connectivity software that enables end users to conduct wireless and modem synchronization from Palm devices to the Lotus Notes server. This tool has been added to the Company's suite of products. The Company's management is primarily responsible for estimating the fair value of the purchased in-process research and development. The Company estimated the revenues, costs and resulting net cash flows from the project, and discounted the net cash flows back to their net present value. These estimates were based on several assumptions, including those summarized below. The resultant value was then adjusted to reflect only the value creation effort of Globalware prior to the acquisition and further reduction by the estimated value of core technology, which was included in capitalized purchased technology.

                                  AVANTGO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

                                                                 Year ended
                                                                December 31,
                                                           ---------------------
                                                             2000        1999
                                                           --------    --------
Pro forma adjusted total revenues ......................   $ 17,281    $  4,324
Pro forma adjusted net loss ............................    (51,359)    (14,190)
Pro forma adjusted net loss per share--basic and diluted   $  (3.80)   $  (2.25)

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

3.   SHORT-TERM INVESTMENTS

     The following is a summary of fair value of available for sale securities at December 31, 2001 (in thousands):

                                                          Gross         Gross
                                           Amortized    Unrealized    Unrealized      Fair
                                              Cost        Gains         Losses        Value
                                           ---------    ----------    ----------     --------
Money market mutual funds...............    $ 41,152      $  --        $   --        $ 41,152
                                           ---------    ---------     ----------     --------
                                            $ 41,152      $__--        $ (_--_)      $ 41,152
                                           =========    =========     ==========     ========

     The following is a summary of fair value of available for sale securities at December 31, 2000 (in thousands):

                                                          Gross         Gross
                                           Amortized    Unrealized    Unrealized      Fair
                                              Cost        Gains         Losses        Value
                                            --------    ----------    ----------     --------
Money market mutual funds...............    $ 23,051      $    --      $   --        $ 23,051
Auction rate preferred stock............       9,785           --          --           9,785
Corporate bonds and commercial paper....      38,540            6          (10)        38,536
                                            --------       -------     ---------     --------
                                            $ 71,376      $ ____6      $ (__10)      $ 71,372
                                           =========    =========      =========     ========

                                  AVANTGO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

                                                            December 31,
                                                      -----------------------
                                                       2001            2000
                                                      -------         -------
     Included in cash and cash equivalents            $41,152         $54,940
     Included in short-term investments                    --          16,432
                                                      -------         -------
                                                      $41,152         $71,372
                                                      =======         =======

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                              December 31,
                                                         -------------------
                                                           2001        2000
                                                         -------     -------
     Computers and equipment...........................  $ 6,120     $ 5,275
     Furniture, fixtures and improvements..............    4,468       3,954
                                                         -------     -------
                                                          10,588       9,229
     Less accumulated depreciation and amortization....   (3,698)     (1,231)
                                                         -------     -------
                                                         $ 6,890     $ 7,998
                                                         =======     =======

5.   GOODWILL AND OTHER INTANGIBLE ASSETS

     All goodwill and other intangible assets were written off in 2001. See Note 9 for a discussion of the impairment and write-down of these assets.

     Goodwill and other intangible assets consisted of the following at December 31, 2000 (in thousands):

                                                                Life (years)
                                                                ------------
Purchased technology.........................       $  3,100         3
Assembled workforce..........................            530         3
Prepaid technology royalties.................             40         3
Goodwill.....................................         12,214         3
                                                    --------
Goodwill and other intangible assets.........         15,884
Accumulation amortization....................         (3,081)
                                                    --------
Goodwill and other intangible assets, net....       $ 12,803
                                                    ========

     Amortization of goodwill and other intangible assets amounted to approximately $2,640,000 and $3,081,000 for the years ended December 31, 2001 and 2000, respectively. The Company did not have goodwill or other intangible assets at December 31, 1999.

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                              December 31,
                                                         --------------------
                                                           2001         2000
                                                         -------      -------
      Deferred tax assets:
          Net operating loss carryforwards.............  $28,314      $13,985
          Deferred revenue.............................      725          976
          Capitalized research and development costs...    1,107          543
          Research credit carryforwards................    1,467          740
          Other........................................    2,446          944
                                                         -------      -------
      Total deferred tax assets........................   34,059       17,188
      Valuation allowance..............................  (34,059)     (17,188)
                                                         -------      -------
      Net deferred tax assets..........................  $    --      $    --
                                                         =======      =======

                                  AVANTGO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $16,871,000, and $13,286,000 during the years ended December 31, 2001 and 2000, respectively.

     As of December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $68 million, which expire in fiscal years 2012 through 2021 and federal research and development tax credits of approximately $900,000 which expire in the years 2012 through 2021.

     Utilization of the Company's net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

7.   BANK LINE OF CREDIT AGREEMENT

     In January 1998, the Company entered into a line of credit agreement with a bank which provided for borrowings of up to $300,000. Borrowings of $40,000 were outstanding under the line of credit at December 31, 2000. Borrowings under the line of credit bear interest at the bank's prime plus 0.5% (9.5% at December 31,
2000). The line of credit matured in July 2001, and borrowings were repaid in full. Outstanding borrowings under the agreement were collateralized by substantially all the Company's assets.

8.   STOCKHOLDERS' EQUITY

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

Preferred Stock

     Effective September 2000, the stockholders of the Company approved an amendment to the Company's certificate of incorporation authorizing 10,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix its rights, preferences, privileges, and restrictions, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting any series or designation of the series.

Warrants

     On February 1, 2000, the Company issued a warrant to purchase 117,558 shares of series D preferred stock at an exercise price of $8.36 per share. The warrant was issued in connection with a Content and Service agreement pursuant to which the Company and Yahoo! have agreed to co-brand their content and make it available to users of their services. The service component of the agreement provides that the Company agrees to make the AvantGo Mobile Internet service, including but not limited to Yahoo!'s content, available to Yahoo! users. A total of 58,779 shares vested at the closing of the Company's Series D Preferred Stock financing in March 2000. The remaining shares vested on the effective date of the

                                  AVANTGO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Company's initial public offering. The warrant was exercised in October 2000 in a net issuance for a total of 71,562 shares of common stock. The fair value of $437,000 was estimated using the Black-Scholes valuation model with the following assumptions: risk-free interest rate of 6.50%, expected life of 3 years, expected dividend yield of 0%, and volatility of 70%. The fair value of this warrant is being charged to operations over the term of the business arrangement.

     The company issued a second warrant on February 1, 2000 to purchase 117,558 shares of common stock at the average fair value of the company's common stock over the most recent twenty business days before the vesting date. The warrant expired when the Company agreed to purchase $1,000,000 of advertising from Yahoo, in accordance with terms of the warrant.

     In March 2000, the company entered into a software license agreement and three year Channel Management Agreement (Agreements). In connection with these Agreements, the Company issued a warrant to purchase 358,851 shares of Series D preferred stock at an exercise price of $8.36 per share, which converted to a warrant for common stock upon the completion of the Company's initial public offering. The warrant is immediately exercisable and non-forfeitable and expires three years from the issue date. The fair value of the warrant of $1,521,000 was calculated using the Black-Scholes valuation model with the following assumptions: risk-free interest rate of 6.5%; expected life of 3 years; expected dividend yield of 0%; and volatility rate of 70%. The estimated fair value was originally recorded in equity and is being amortized as a reduction to revenue over the three-year term of the Agreements.

Employee Stock Purchase Plan

     The Board of Directors adopted the 2000 Employee Stock Purchase Plan (the "ESPP") in May 2000 that was effective upon the completion of the Company's initial public offering of its common stock. At December 31, 2001, a total of 694,737 shares of common stock have been reserved for issuance under the ESPP, of which 362,742 are available for issuance as of December 31, 2001. The Plan provides for an automatic increase in the Plan pool each January 1. The Plan consists of four six-month purchase periods in each two-year offering period. Shares may be purchased under the Plan at 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the fair market value of the common stock on the last day of the applicable purchase period. As of December 31, 2001, a total of 331,995 shares have been issued under the ESPP.

Stock Option Plans

     The Company reserved 13,213,600 shares of common stock under the 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan provides for incentive stock options, as defined by the Internal Revenue Code, to be granted to employees, at an exercise price not less than 100% of the fair value at the grant date as determined by the Board of Directors, unless the optionee is a 10% shareholder, in which case the option price will not be less than 110% of such fair market value. The 1997 Plan also provides for nonqualified stock options to be issued to employees and consultants at an exercise price of not less than 85% of the fair value at the grant date. Options granted generally have a maximum term of 10 years from grant date, are immediately exercisable and generally vest over a four-year period. The plan provides that shares issued under the plan prior to vesting are subject to repurchase by the Company upon termination of employment at the original price paid for the shares. The repurchase rights lapse at the rate of 25% after one year and ratably on a monthly basis for three years thereafter. As of December 31, 2001, 498,252 shares were subject to repurchase. A total of 1,143,448 shares were not issued under the 1997 Plan and were added to the options available for issuance under the 2000 Stock Incentive Plan (the "2000 Plan").

     In May 2000, the Board of Directors adopted the 2000 Stock Incentive Plan. There are 4,367,131 shares of common stock authorized for issuance under the plan which includes 1,143,448 shares reserved but not granted under the 1997 Plan and returned to the 2000 Plan upon cancellation of the unexercised options. The terms of the 2000 Plan are substantially similar to the 1997 Plan, except that options cannot be exercised prior to vesting, and there are no repurchase rights.

     On May 26, 2000, the Company acquired Globalware Computing by merger and assumed all stock options outstanding under the Globalware Computing, Inc. Stock Option Plan (the "Globalware Plan").

                                  AVANTGO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

There are 180,438 shares of common stock authorized for issuance under the plan. The assumed options are exercisable for shares of the Company's common stock. The terms of the Globalware Plan are substantially similar to the 2000 Plan. No additional options will be issued under the Globalware stock option plan.

     The Company has reserved 1,700,000 shares of common stock under the 2001 Stock Option Plan (the "2001 Plan"). The 2001 Plan provides for nonqualified stock options, as defined by the Internal Revenue Code, to be granted to employees and consultants, at an exercise price not less than 85% of the fair value at the grant date as determined by the Board of Directors. Options granted generally have a maximum term of 10 years from grant date, cannot be exercised prior to vesting, and generally vest over a four-year period.

     A summary of the Company's stock option activity under the Company's stock option plans follows:

                                                                    Weighted-
                                                Number of            Average
                                                 Shares          Exercise Price
                                               ----------        --------------
Outstanding at December 31, 1998 ........         541,200             0.12
     Granted ............................       3,891,000             1.09
     Exercised ..........................      (1,805,942)            0.38
     Canceled ...........................         (30,000)            0.13
                                               ----------
Outstanding at December 31, 1999 ........       2,596,258             1.40
     Granted ............................       6,552,520             5.83
     Exercised ..........................      (1,794,445)            2.37
     Canceled ...........................        (234,587)            4.45
                                               ----------
Outstanding at December 31, 2000 ........       7,119,746             5.12
     Granted ............................       4,530,050             2.64
     Exercised ..........................        (387,826)            0.61
     Restricted stock grant .............         (60,000)            1.05
     Canceled ...........................      (3,291,997)            5.12
                                               ----------
Outstanding at December 31, 2001 ........       7,909,973           $ 3.95
                                               ==========

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                                       Options Outstanding                    Options Exercisable
                                       -------------------                    -------------------
                                             Weighted
                                              Average
                                            Remaining        Weighted-                     Weighted-
                                           Contractual        Average                       Average
       Range of            Number of           Life          Exercise      Number of        Exercise
   Exercise Prices          Shares          (in Years)         Price        Shares           Price
   ---------------         ---------       -----------       ---------     ---------       ---------
      $0.03--0.90            131,646           7.44            $ 0.29         94,892         $ 0.11
       1.07--1.98          2,051,670           9.10              1.24        350,720           1.50
       2.00--2.90          2,051,641           8.28              2.31      1,736,641           2.31
       3.03--3.75          1,518,061           9.17              3.49        136,019           3.39
       4.50--5.78            150,650           8.75              5.13         78,848           5.03
       6.00--7.50            165,275           8.91              6.62         53,525           6.02
       8.00--9.94          1,677,030           8.64              8.81      1,634,811           8.78
      10.00--12.00           155,000           8.75             11.93        150,875          11.98
         16.13                 9,000           8.80             16.13          2,625          16.13
                           ---------                                        --------
         Total             7,909,973           8.27              3.95      4,230,957           5.17

                                  AVANTGO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Shares Reserved for Future Issuance

As of December 31, 2001, shares of common stock reserved for future issuance were as follows:

Stock options available for grant                         2,601,151
Stock options outstanding                                 7,909,973
Shares reserved under ESPP                                  362,742
Warrants outstanding                                        358,851
                                                         ----------
Total shares reserved for future issuance                11,232,717
                                                         ==========

Pro Forma Disclosure of the Effect of Stock-Based Compensation

     Pro forma information regarding results of operations and net loss per share is required by FASB 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of FASB 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate of 6.0%, no dividend yield, a weighted average expected life of the option of 4.5 years and volatility factors of 0, 0.7 and 1.5 for the years ended December 31, 1999, 2000 and 2001 respectively.

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

     Had compensation cost for the Company's stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the minimum value method of FASB 123, the Company's net loss and pro forma basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                               Year Ended
                                                              December 31,
                                                 -----------------------------------
                                                    2001         2000         1999
                                                 ---------    ---------    --------
Pro forma net loss                               $ (58,466)   $ (51,096)   $ (6,411)
Pro forma basic and diluted net loss per share   $   (1.78)   $   (4.23)   $  (1.46)

     The weighted average fair value of options granted, which is the value assigned to the options under FASB 123, was $1.63, $4.35,and $3.18 for options granted during the years ended December 31, 2001, 2000, and 1999, respectively.

     The pro  forma  impact  of  options  on the net  loss for the  years  ended
December 31, 2001, 2000 and 1999 is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

Deferred Stock Compensation

     The Company recorded deferred stock compensation of $0, $17,636,000, and $8,186,000 during the years ended December 31, 2001, 2000, and 1999, respectively, representing the difference between the exercise price and the deemed fair value for financial accounting purposes of the Company's common stock on the date the stock options were granted. The Company recorded a reduction in deferred stock compensation of $2,888,000 in the year ended December 31, 2001 due to cancellations of stock options

                                  AVANTGO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

upon the termination of employees related to our restructurings (see Note 9). In the absence of a public market for the Company's common stock, the deemed fair value was based on the price per share of recent preferred stock financings. These amounts are being amortized by charges to operations over the vesting periods of the individual stock options using a graded vesting method. Such amortization amounted to approximately $6,504,000, $11,998,000, and $2,432,000 for the years ended December 31, 2001, 2000, and 1999, respectively. The expected annual amortization for stock options granted through December 31, 2001, (assuming no cancellations) for the next three years will be as follows:

              2002...........................       $2,075,000
              2003...........................          649,000
              2004...........................           28,000

     The Company also recorded deferred stock compensation of approximately $0, $582,000 and $1,509,000 during the years ended December 31, 2001, 2000 and 1999, respectively, relating to the issuance of 0, 174,000 and 266,000 of consultant options for administrative and sales and marketing services. These amounts were computed using the Black-Scholes option valuation model. Unvested shares will be remeasured at each measurement date, as they are variable awards, and the related amortization will be charged to operations over the remaining term of the related consulting agreements. Such amortization amounted to approximately $57,000, $1,345,000 and $173,000 for the years ended December 31, 2001, 2000 and
1999, respectively. The assumptions used to compute the value of the options at the grant date under Black-Scholes are as follows: expected volatility, 0.7; expected life, 5 years; expected dividend yield, 0%; and risk-free interest rate, 6.0%.

Notes Receivable From Stockholders

     During 2001,  2000 and 1999, the Company issued $0,  $948,000 and $100,000, respectively, of full recourse notes receivable from stockholders which bear interest at rates ranging from 6.5% to 8.5% per annum in consideration for the exercise of stock options and the purchase of Series D Preferred Stock. During 2000, a note receivable of $342,000 was repaid in full plus interest. During 2001, a note receivable of $204,000 was repaid in full plus interest. The notes are collateralized by assets and mature on various dates through fiscal 2005.

9.   RESTRUCTURING AND OTHER IMPAIRMENT CHARGES

Restructuring Charges

     In response to new challenges in the business environment, in April 2001, management approved and the Company formally adopted and began to implement a restructuring program in an effort to reduce operating expenses. The restructuring charges were $2.8 million, which included $2.4 million related to excess leased space at one of the Company's Hayward facilities, the impairment of assets of $22,000, and $415,000 related to employee termination costs associated with the elimination of 56 positions, most of which occurred in the United States, and affected employees at all levels of the Company. As of April 30, 2001, all of the affected employees had been notified and the majority of these terminations were completed.

     In July 2001, management approved and the Company adopted and began to implement an additional restructuring program in an effort to reduce operating expenses that resulted in aggregate charges of $9.8 million. These charges included $687,000 related to excess leased space at the Company's Chicago facility, which was closed in July, and the impairment of assets of $108,000. The Company also revised its estimate of the restructuring charge of one of its Hayward facilities resulting in an additional restructuring charge of $406,000. Restructuring charges also included $530,000 related to employee termination costs associated with the elimination of 28 positions, most of which occurred in the United States, and affected employees at all levels of the Company. As of July 31, 2001, all of the affected employees had been notified and the majority of these terminations were completed. The revised estimate of excess payments on the remaining Hayward facility lease costs of $2.4 million extends through September 2007. The estimate of payments on the remaining Chicago facility costs

                                  AVANTGO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

of $508,000 extends through August 2005. Restructuring and other impairment charges also included a write-off of goodwill of $7.5 million and the write-off of acquired workforce of $339,000, discussed further below.

     In November 2001, the Company adopted and began to implement a further restructuring program in an effort to reduce operating expenses that resulted in aggregate charges of $2.5 million. These charges included $557,000 related to excess space at the Company's San Mateo facility, which was closed in December 2001. The Company also revised its estimates of the restructuring charges of its Chicago facility and one of its Hayward facilities resulting in additional charges of $147,000 and $1,098,000, respectively. Restructuring charges also included $808,000 related to employee termination costs and accelerated vesting on stock options associated with the elimination of 58 positions, most of which occurred in the U.S. and affected employees at all levels of the Company. As of December 31, 2001, all of the affected employees had been notified and the majority of the terminations were completed. The outstanding liability associated with the employee terminations was $325,000 as of December 31, 2001. The revised estimate of excess lease payments on the remaining Hayward facility costs of $3.3 million extends through September 2007. The revised estimate of payments on the remaining Chicago facility lease costs of $574,000 extends through August 2005. The remaining payments on the San Mateo facility lease costs of $243,000 extend through May 2002.


     The following table sets forth the restructuring activity during the year ended December 31, 2001 (in thousands):

                                     Total
                                 Restructuring     Cash        Non-cash       Balance at
                                    Charges    Expenditures  Expenditures  December 31, 2001
                                    -------      -------       -------     -----------------
Facility lease costs ..........     $ 5,299      $  (761)      $  (405)         $4,133
Employee termination costs ....       1,753       (1,148)         (280)            325
Excess equipment ..............         130           --          (130)             --
Goodwill ......................       7,544           --        (7,544)             --
Acquired workforce ............         339           --          (339)             --
                                    -------      -------       -------          ------
Total .........................     $15,065      $(1,909)      $(8,698)         $4,458

     At December 31, 2001, the current portion of the restructuring liability of $2,241,000 is included in accrued liabilities; the non-current portion of $2,217,000 is included in accrued restructuring charges.

Impairment Write-down of Goodwill, Acquired Workforce, and Core Technology

     In September 2001, management identified indicators of possible impairment of its long-lived assets, consisting of goodwill, acquired workforce and core technology associated with the acquisition of Globalware Computing in May 2000. Such indicators included an overall decline in information technology spending, and anticipated increased pressure from competitors.

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

                                  AVANTGO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

best estimates. Based on the result of this test, the Company determined that the carrying amount of the goodwill was impaired.

     The Company determined the fair value of the goodwill to be zero. Fair value was determined using the discounted cash flow method, using a discount rate of 20% and an estimated residual value. The discount rate was based upon the weighted average cost of capital for the Company and comparable companies. The assumptions supporting the discounted cash flow model reflect management's best estimates. A write-down of goodwill totaling $7.5 million was recorded, reflecting the write off of the entire balance of goodwill, and is included in the line item, "Restructuring and other impairment charges".

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

10.  COMMITMENTS

Leases

     The Company leases its facilities under various noncancelable operating leases that expire at various dates through 2007. Rent expense under operating lease arrangements amounted to $3,004,052, $1,537,000, and $374,000 for the years ended December 31, 2001, 2000, and 1999 respectively. The capital lease obligations are paid in full. Future minimum payments under operating leases (of which $4,123,180 has been accrued for in connection with our restructuring plans) are as follows (in thousands):

Year ending December 31,
            2002........................................       $ 3,022
            2003........................................         2,390
            2004........................................         2,484
            2005........................................         2,410
            2006........................................         2,290
            Thereafter..................................         1,769
                                                               -------
                                                               $14,365
                                                               =======

     The Company maintains two letters of credit totaling $3,438,000 held as collateral for the operating leases for two of the Company's facilities.

11.  LEGAL PROCEEDINGS

     In October 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and the underwriters of its initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company's common stock during the period from September 27, 2000 to December 6, 2000. The complaint alleges that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The complaint seeks unspecified damages on behalf of the purported class. Over 300 companies involved in an initial public offering have been named as defendants in nearly identical lawsuits filed by some of the same plaintiffs' law firms. We believe we have meritorious defenses, and we intend to defend the action

                                  AVANTGO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

vigorously; however, due to inherent uncertainties in litigation, we cannot predict accurately the ultimate outcome of the litigation. An adverse judgment in a large monetary amount could have a material adverse impact on our financial position, and consequently our business and results of operations.

12.  BUSINESS SEGMENT INFORMATION

     The Company operates in a single operating segment, providing software and services that enable and enhance the use of Internet-based content and corporate applications to mobile devices, including personal digital assistants and Internet-enabled phones.

Geographic Information

     The Company operates in North America and Europe. Approximately 16% of revenues were derived from outside North America during 2001. Less than 10% of revenues were derived from outside North America in 2000 and 1999. At December 31, 2001, 2000 and 1999, less than 10% of the Company's assets were located outside North America.

13.  EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) plan that allows eligible employees to contribute up to 15% of their pretax salary, subject to annual limits. Contributions by the Company are at the discretion of the Board of Directors. No discretionary contributions have been made by the Company to date.

14.  RELATED PARTY TRANSACTION

     The Company has entered into two consulting agreements with R.B. Webber & Company, Inc., which is related to one of the Company's directors. Pursuant to these consulting agreements, R.B. Webber & Company, Inc. has provided consulting services to the Company with respect to the development of the Company's business plan and the performance of a market study. The Company paid R.B. Webber & Company, Inc. $36,787, $392,000, and $115,000 for such services during the years ended December 31, 2001, 2000, and 1999 respectively.

15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

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

                                                       [In thousands, except per share data]

                                                                Three Months Ended
                                                March 31        June 30     September 30    December 31
2001
Total revenues                                 $  7,307       $  6,469       $  4,897       $  5,331
Total costs and expenses                         20,889         21,218         26,754         13,814
Net loss                                        (12,808)       (13,928)       (21,203)        (8,236)
Basic and diluted net loss per share              (0.41)         (0.43)         (0.63)         (0.24)
2000
Total revenues                                 $  1,661       $  3,456       $  4,636       $  6,565
Total costs and expenses                          9,309         14,952         21,324         23,153
Net loss                                         (7,431)       (11,001)       (16,231)       (15,175)
Basic and diluted net loss per share              (1.30)         (1.69)         (2.67)         (0.50)
1999
Total revenues                                 $    228       $    561       $  1,052       $  1,048
Total costs and expenses                          1,343          2,132          3,591          5,351
Net loss                                         (1,108)        (1,565)        (2,369)        (4,173)
Basic and diluted net loss per share              (0.31)         (0.38)         (0.51)         (0.82)

                                  AVANTGO, INC.

Schedule II: Valuation and Qualifying Accounts (in thousands)

                                                  Balance at       Additions       Balance at
                                                  Beginning         Charged          End of
                                                  of Period        to Expense        Period
                                                  ----------       ----------      ----------
Year ended December 31, 2001:
      Allowance for doubtful accounts                $240            $725             $965
                                                  ----------------------------------------
                                                     $240            $725             $965
                                                  ========================================
Year ended December 31, 2000:
      Allowance for doubtful accounts                $ 50            $190             $240
                                                  ----------------------------------------
                                                     $ 50            $190             $240
                                                  ========================================
Year ended December 31, 1999:
      Allowance for doubtful accounts                $ --            $ 50             $ 50
                                                  ----------------------------------------
                                                     $ --            $ 50             $ 50
                                                  ========================================