Form 10-Q
period 2002-03-31
AVANTGO INC
filed 2002-05-14
CIK 1110700

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to _________________________

                        COMMISSION FILE NUMBER: 000-3156

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

                                 Yes |X| No |_|

As of May 1, 2002 there were 35,510,234 shares of the Registrant's Common Stock outstanding.

                                  AVANTGO, INC.

                                  AvantGo, Inc.
                                    Form 10-Q
                                 March 31, 2002

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                PAGE
                                                                                              ----
ITEM 1.   Condensed Consolidated Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets as of March 31, 2002 and
          December 31, 2001                                                                    3
          Condensed Consolidated Statements of Operations for the three months ended
          March 31, 2002 and March 31, 2001                                                    4
          Condensed Consolidated Statements of Cash Flows for the three months
          ended March 31, 2002 and March 31, 2001                                              5
          Notes to Condensed Consolidated Financial Statements                                 6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                9

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk                          24

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                                   25

ITEM 6.   Exhibits and Reports on Form 8-K                                                    25

          Signatures                                                                          26

PART I. FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                                              March 31,         December 31,
                                                                                                 2002               2001
                                                                                                 ----               ----
ASSETS
Current assets:
    Cash and cash equivalents ...........................................................     $  42,106          $  43,091
    Accounts receivable, net of allowance of $948 in 2002 and $965 in 2001 ..............         3,250              3,236
    Prepaid expenses and other current assets ...........................................           683                480
                                                                                              ---------          ---------
          Total current assets ..........................................................        46,039             46,807
   Restricted investments ...............................................................         3,438              3,438
   Property and equipment, net ..........................................................         6,472              6,890
   Other assets .........................................................................           260                344
                                                                                              ---------          ---------

          Total assets ..................................................................     $  56,209          $  57,479
                                                                                              =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ....................................................................     $   1,059          $   1,243
    Accrued liabilities .................................................................         3,122              3,855
    Accrued compensation and related benefits ...........................................         1,225              1,693
    Deferred revenue ....................................................................         6,456              1,813
                                                                                              ---------          ---------
          Total current liabilities .....................................................        11,862              8,604
    Accrued restructuring charges, net of current portion ...............................         2,022              2,127
Commitments
Stockholders' equity:
Preferred stock, $0.0001 par value, issuable in Series: 10,000,000 shares  authorized  at December 31, 2001; none and none issued and
              outstanding at March 31, 2002 and December 31, 2001, respectively .........            --                 --
Common stock, $0.0001 par value; 150,000,000 shares authorized; 35,487,394 and
      35,166,133 shares issued and outstanding at March 31, 2002 and December 31,
          2001, respectively ............................................................       168,864            168,603
    Notes receivable from stockholders ..................................................          (502)              (502)
    Deferred stock compensation .........................................................        (1,999)            (2,752)
    Revenue offset relating to warrant agreements .......................................          (465)              (592)
    Accumulated deficit .................................................................      (123,802)          (118,122)
    Accumulated other comprehensive income ..............................................           229                113
                                                                                              ---------          ---------
          Total stockholders' equity ....................................................        42,325             46,748
                                                                                              ---------          ---------
          Total liabilities and stockholders' equity ....................................     $  56,209          $  57,479
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

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                               ---------
                                                                                          2002          2001
                                                                                          ----          ----
Revenues:
    License fees ...........................................................            $  2,588      $  4,063
    Services ...............................................................               2,194         3,244
                                                                                        --------      --------
    Total revenues .........................................................               4,782         7,307
Costs and expenses:
    Cost of license fees ...................................................                  82            25
    Cost of services .......................................................               1,137         1,488
    Product development ....................................................               2,216         4,265
    Sales and marketing ....................................................               5,222         8,814
    General and administrative .............................................               1,173         2,523
    Amortization of goodwill, other intangible assets and
          deferred stock compensation ......................................                 706         3,774
                                                                                        --------      --------
    Total costs and expenses ...............................................              10,536        20,889

Loss from operations .......................................................              (5,754)      (13,582)
    Interest and other income, net .........................................                  74           774
                                                                                        --------      --------

    Net loss ...............................................................            $ (5,680)     $(12,808)
                                                                                        ========      ========

    Basic and diluted net loss per share ...................................            $  (0.16)     $  (0.41)
                                                                                        ========      ========
    Basic and diluted common shares used to calculate basic and
      diluted net loss per share ...........................................              34,946        31,339
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

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                                       ---------
                                                                                                 2002             2001
                                                                                                 ----             ----
OPERATING ACTIVITIES:
       Net loss .........................................................................     $ (5,680)         $(12,808)
          Adjustments to reconcile net loss to net cash used in operating activities:
              Amortization of goodwill, other intangible assets and deferred stock
                 compensation ...........................................................          706             3,774
              Depreciation and amortization .............................................          682               592
              Amortization of revenue offset relating to warrant agreements .............          127               127
              Changes in operating assets and liabilities:
                  Accounts receivable ...................................................          (14)             (690)
                  Prepaid expenses and other current assets .............................         (203)             (433)
                  Accounts payable ......................................................         (184)             (477)
                  Accrued liabilities ...................................................         (297)              150
                 Accrued compensation and related benefits ..............................         (162)              559
                 Accrued restructuring liability ........................................         (541)               --
                  Deferred revenue ......................................................        4,643             3,657
                                                                                              --------          --------
                    Net cash used in operating activities ...............................         (923)           (5,549)
  INVESTING ACTIVITIES:
          Purchase of property and equipment ............................................         (264)           (1,557)
          (Increase) decrease in other assets ...........................................           84              (184)
          Proceeds from investments .....................................................           --            16,436
                                                                                              --------          --------
                    Net cash used in investing activities ...............................         (180)          (14,695)
  FINANCING ACTIVITIES:
          Repayment of obligations under bank line of credit agreement ..................           --               (40)
          Proceeds from note repayment from shareholder .................................           --               204
          Proceeds from issuance of common stock, net of stock repurchase ...............            2               (71)
                                                                                              --------          --------

                    Net cash provided by financing activities ...........................            2                93
                                                                                              --------          --------

Effect of exchange rate changes on cash and cash equivalents ............................          116               190
                                                                                              --------          --------
Increase (decrease) in cash and cash equivalents ........................................         (985)            9,429
Cash and cash equivalents at beginning of period ........................................       43,091            57,034
                                                                                              --------          --------

Cash and cash equivalents at end of period ..............................................     $ 42,106          $ 66,463
                                                                                              ========          ========

     SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

SUPPLEMENTAL DISCLOSURES:
        Cash paid during the period for interest ........................................     $     --          $      5
                                                                                              ========          ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2002
                                   (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

      AvantGo, Inc. (the "Company") was incorporated on June 30, 1997 in Delaware. The Company provides software and services that enable and enhance the use of Internet-based content and corporate portals to mobile devices, including personal digital assistants and Internet-enabled phones. The Company licenses its AvantGo M-Business Server products and AvantGo mobile applications products to help its customers provide their employees, customers, suppliers and business affiliates with easy access to business information. The AvantGo Mobile Internet Service allows individuals to access Internet-based content and applications and gives content providers and other businesses a new medium for reaching and interacting with new and existing customers, increasing customer acquisition and retention.

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

      Certain reclassifications have been made to the financial statements for the three months ended March 31, 2001 to conform to the presentation of the financial statements for the three months ended March 31, 2002

Use of Estimates

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

NOTE 2. CONCENTRATION OF CREDIT RISK

      For the three months ended March 31, 2002, one customer accounted for 24% of total revenues. For the three months ended March 31, 2001, one customer accounted for 19% of total revenues.

NOTE 3. NET LOSS PER SHARE

      Basic and diluted net loss per share information for all periods is presented under the requirement of FASB Statement No. 128, "Earnings per Share" ("FASB 128"). Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options, warrants and convertible securities. Shares subject to repurchase will be included in the computation of earnings per share when our option to repurchase these shares lapses.

      Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, to the weighted average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect would be anti-dilutive.

      The calculation of basic and diluted net loss per share is as follows:

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                      ---------
                                                                               2002              2001
                                                                               ----              ----
                                                                    (in thousands, except per share amounts):
      Net loss ..................................................           $ (5,680)         $(12,808)
                                                                            ========          ========
      Weighted average shares of common stock outstanding .......             35,379            34,466
      Less weighted average shares that may be repurchased ......               (433)           (3,127)
                                                                            --------          --------
      Weighted average shares of common stock outstanding used
      in computing basic and diluted net loss per share .........             34,946            31,339
                                                                            ========          ========
      Basic and diluted net loss per share ......................           $  (0.16)         $  (0.41)
                                                                            ========          ========

NOTE 4.  COMPREHENSIVE LOSS

      Statement of Financial Accounting Standard (SFAS) No. 130 "Reporting for Comprehensive Income", established standards of reporting and display of comprehensive income and its components of net income and "Other Comprehensive Income". "Other Comprehensive Income" refers to revenues, expenses and gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three months ended March 31, 2002 and 2001 were as follows (in thousands):

                                                          Three Months Ended
                                                              March 31,
                                                              ---------
                                                           2002         2001
                                                           ----         ----

Net loss ........................................       $(5,680)       $(12,808)
Foreign currency translation adjustments ........           116             214
Unrealized gain on investment ...................            --               4
                                                        -------        --------
Comprehensive loss ..............................       $(5,564)       $(12,590)
                                                        =======        ========

NOTE 5.  BUSINESS SEGMENT INFORMATION

      The Company operates in a single operating segment, providing software and services that enable and enhance the use of Internet-based content and corporate applications to mobile devices, including personal digital assistants and Internet-enabled phones.

Geographic Information

      The Company operates in North America and Europe. Approximately 15% and 14% of revenues were derived from outside North America in the three months ended March 31, 2002 and 2001, respectively. At March 31, 2002 and 2001, less than 10% of the Company's assets were located outside North America.

NOTE 6. RESTRUCTURING CHARGES

      In April 2001, management approved and the Company formally adopted and began to implement a restructuring program in an effort to reduce operating expenses. The Company incurred a charge of approximately $2.8 million in the second quarter of 2001 relating to the restructuring. During the third quarter of 2001, the Company reported additional charges of approximately $9.8 million, which included approximately $406,000 related to adjustments to facility exit costs as a result of a rapidly deteriorating real estate market. In the fourth quarter of 2001, management approved and the Company implemented a further restructuring program that resulted in aggregate charges of $2.5 million, which included approximately $1.2 related to adjustments to facility exit costs as a result of continuing deterioration in the real estate market.

      The following table sets forth the restructuring activity during the three months ended March 31, 2002 (in thousands):

                                                            Total
                                        Balance at      Restructuring        Cash           Non-cash         Balance at
                                    December 31, 2001      Charges       Expenditures     Expenditures     March 31, 2002
                                    -----------------      -------       ------------     ------------     --------------
Facility lease costs                     $ 4,133          $    --          $ (524)          $    --            $ 3,609
Employee termination costs                   325               --             (17)               --                308
                                         -------          -------          ------           -------            -------
Total                                    $ 4,458          $    --          $ (541)          $    --            $ 3,917

NOTE 7.  LEGAL PROCEEDINGS

      In October 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and the underwriters of its initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company's common stock during the period from September 27, 2000 to December 6, 2000. The complaint alleges that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The complaint seeks unspecified damages on behalf of the purported class. Over 300 companies involved in an initial public offering have been named as defendants in nearly identical lawsuits filed by some of the same plaintiffs' law firms. The Company believes that it has meritorious defenses, and intends to defend the action vigorously; however, due to inherent uncertainties in litigation, management cannot predict accurately the ultimate outcome of the litigation. An adverse judgment in a large monetary amount could have a material adverse impact on the financial position, and consequently the business and results of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

      This document contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve risks and uncertainties, including, but not limited to, those identified in the section of this Form 10-Q entitled "Risk Factors," which may cause actual results to differ materially from those discussed in such forward-looking statements. When used in this document, the words "believes," "expects," "anticipates," "intends," "plans," "future," "may," "will," "should," "estimates," "potential," or "continue" and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Factors that could cause or contribute to such differences include those discussed below, as well as those contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for year ended December 31, 2001. We undertake no obligation to release publicly the results of any revision to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC. Readers are urged to review and consider carefully the various disclosures made by us in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risk factors that may affect our business.

      As used in this report on Form 10-Q, unless the context otherwise requires, the terms "we," "us" or "the Company" and "AvantGo" refer to AvantGo, Inc., a Delaware corporation and, unless the context otherwise requires, its wholly-owned subsidiaries.

OVERVIEW

      We were incorporated in June 1997 as a Delaware corporation under the name Bombardier Software, Inc. and changed our name to AvantGo, Inc. in January 1998. In September 1998, we launched our AvantGo(R) Enterprise products, today called AvantGo M-Business ServerTM products. In May 1999, we introduced our AvantGo Mobile Internet ServiceTM. In May 2000, we purchased Globalware Computing and began integrating its Pylon software products and consulting services into our mobile offerings. In October 2000, we completed our initial public offering. In July 2001, September 2001 and March 2002, respectively, we launched AvantGo Mobile SalesTM, AvantGo Mobile DeliveryTM and AvantGo Mobile PharmaTM - mobile business applications that interoperate with our AvantGo M-Business Server products.

      We provide mobile enterprise software and services that enable and enhance the use of Internet-based content and corporate applications on handheld devices and Internet-enabled phones. We designed our AvantGo M-Business Server products and mobile business applications to automate business processes and improve the exchange of information between companies and their employees and customers, resulting in improved business efficiencies and more effective customer interactions. We license our AvantGo M-Business Server products and mobile business applications to help companies provide their employees, customers, suppliers and business affiliates with easy access to business information. We host our AvantGo Mobile Internet Service to enable our Media and M-Business customers to deliver their content and applications to our over 5 million registered AvantGo Mobile Internet Service users. Our AvantGo Mobile Internet Service also allows consumers to access and interact with over 2000 sources of Internet-based content and corporate applications optimized for delivery to handheld devices and Internet-enabled phones.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure or contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible accounts, intangible assets and restructuring. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about amounts and timing of revenue costs and expenses, the carrying values of assets and the recorded amount of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

      We generally license our enterprise software under non-cancelable license agreements and provide services including training, consulting and maintenance. Maintenance consists of product support services and unspecified product updates. We sell placement service contracts which provide customers with priority visibility on our website, and also sell advertising on the device delivered through the AvantGo Mobile Internet service, a service that is free to consumers.

      We recognize license revenues when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable, collectibility is probable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement using the residual method. In instances where no vendor-specific objective evidence exists and the only undelivered element is maintenance, we recognize revenues ratably over the term of the agreement. Our agreements with our customers and resellers generally do not contain product return rights. We recognize revenues from maintenance, which consist of fees for ongoing support and product updates, ratably over the term of the agreement, which is typically one year.

      For sales made through distributors, resellers and original equipment manufacturers, we recognize revenue at the time these partners report to us that they have sold the software to the end user and all revenue recognition criteria have been met.

      Consulting revenues are primarily related to implementation services performed on a time-and-materials basis under separate service arrangements. We generate training revenues from classes offered both on-site and at customer locations. We recognize revenues from time-and-materials consulting engagements and training services as we perform the services. Occasionally we enter into short-term fixed price consulting contracts. Under these arrangements, we recognize revenues as work progresses using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues are subject to revisions as the contract progresses to completion. We make revisions in recognized revenues in the period in which the facts that give rise to the revision become known to us.

      We recognize revenues from placement agreements ratably over the service period, which in most instances is between three months and one year. We recognize advertising revenues based upon the lesser of the ratio of impressions delivered over the total guaranteed impressions or the straight-line basis over the term of the advertising agreement.

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

OUR BUSINESS

      We generate our primary sources of revenues through our license agreements and our services agreements. We recognize license revenues for our AvantGo M-Business Server products, which are typically based on fixed-fee agreements, when we have executed an agreement with a customer, delivery and acceptance have occurred, the fee is fixed or determinable, and we deem the collection of the related receivable to be probable. Historically, our services revenues have consisted primarily of consulting revenues and technical support fees. We recognize revenues from consulting services on a monthly basis as the services are performed. We recognize technical support fees ratably on a monthly basis over the course of the support period, typically twelve months. Our services revenues also include amounts derived from the operation of our AvantGo Mobile Internet Service, generated through placement, subscription and advertising revenues, and revenue sharing arrangements. We recognize placement and advertising revenues ratably over the period of time in which placement or advertising is provided.

      The cost of license fees consists primarily of royalties paid to other software vendors whose products are included in our enterprise software products, as well as costs incurred to manufacture, package and distribute our enterprise software products and related documentation. Cost of services includes cost of professional services, customer service and support and costs related to running our AvantGo Mobile Internet Service. Cost of professional services and technical support consists primarily of the cost of personnel. Costs related to our AvantGo Mobile Internet Service consist of the cost of personnel, hardware, co-location facilities and Internet connectivity charges. Because the cost of services is greater than cost of license fees, cost of revenues as a percentage of total revenues may fluctuate based on the mix of products and services sold.

      We classify our costs and expenses into three general operational categories: product development, sales and marketing, and general and administrative. In addition, our operating expenses include amortization of goodwill, intangible assets, and deferred stock-based compensation. For the three months ended March 31, 2002 only amortization of deferred stock-based compensation was recorded as all goodwill and intangible assets were written off in 2001.

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

      In connection with the granting of stock options to, and restricted stock purchases by, our employees, we recorded deferred stock compensation totaling approximately $23.6 million as of March 31, 2002. This amount represents the difference between the exercise and the deemed fair value of our common stock for financial accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options using a graded method. The amortization of the remaining deferred stock compensation will result in additional charges to operations through 2004.

      We have incurred significant losses and negative cash flows from operations since our inception. As of March 31, 2002, we had an accumulated deficit of $123.8 million. We had 198 full-time employees as of March 31, 2002.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

      The following table sets forth certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for any future period.

                                                              Three Months Ended
                                                                   March 31,
                                                                   ---------
                                                               2002        2001
                                                               ----        ----
Revenues:
        License fees .....................................       54%        56%
        Services .........................................       46%        44%
                                                               ----       ----
        Total revenues ...................................      100%       100%
Costs and expenses:
        Cost of license fees .............................        2%         0%
        Cost of services .................................       24%        20%
        Product development ..............................       46%        58%
        Sales and marketing ..............................      109%       121%
        General and administrative .......................       25%        35%
        Amortization of goodwill, other intangible assets
            and deferred stock compensation ..............       15%        52%
                                                               ----       ----
        Total costs and expenses .........................      221%       286%
                                                               ----       ----
Loss from operations .....................................     (121%)     (186%)
        Interest and other income, net ...................        2%        11%
                                                               ----       ----
        Net loss .........................................     (119%)     (175%)
                                                               ====       ====

Comparisons of Three Months Ended March 31, 2002 and 2001

Revenues

      Total revenues were approximately $4.8 million and $7.3 million for the three months ended March 31, 2002 and 2001, representing a decrease in the first quarter of 2002 of approximately $2.5 million, or 35%, from the comparable quarter of the prior year. The decline in revenues for the three months ended March 31, 2002 from the three months ended March 31, 2001 was primarily attributable to an overall downturn in the economy, one of the results of which has been reduced capital spending on technology, including mobile enterprise software and professional services, as well as longer sales cycles. Consequently, sales of licenses and associated services, and sales of advertising have been negatively impacted. The decline in revenues reflects a decreased volume of licenses and services sold, rather than a decrease in prices.

      License Fees. License fee revenues decreased approximately $1.5 million, or 36%, from approximately $4.1 million for the three months ended March 31, 2001 to approximately $2.6 million for the three months ended

March 31, 2002. The decline in license fee revenues for the three months ended March 31, 2002 from the three months ended March 31, 2001 was primarily attributable to the circumstances described in the immediately preceding paragraph.

      Services. Services revenue decreased approximately $1.0 million, or 32%, from approximately $3.2 million for the three months ended March 31, 2001 to approximately $2.2 million for the three months ended March 31, 2002. This decrease was due to both decreased consulting services performed in the latter period, as a result of fewer license sales to new customers, and decreased advertising sales as a result of a downturn in the advertising market.

      We also earn revenues from advertising barter transactions. We recognize revenues and costs from advertising barter transactions during the period in which we deliver the advertising or distribution product. We record barter transactions at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. In determining the value of the goods or services provided, we use historical pricing of comparable cash transactions. Revenues earned from barter transactions were $0 and $46,000 for the three months ended March 31, 2002 and 2001. We do not expect barter revenue to be a significant portion of revenue in the future.

      Deferred revenues reflected on our balance sheet were $6.4 million at March 31, 2002 as compared to $6.2 million at March 31, 2001.

      We have seen a rapid and increasingly severe downturn in the United States economy that continued through the first quarter of 2002. Although we expect this economic downturn to continue into the second quarter of 2002, we cannot be certain as to the severity or duration of this downturn. Nor can we predict the extent and timing, if any, of the impact of the economic downturn in the United States on economies in other countries and geographic regions in which we conduct business. If the economic conditions in the United States fail to improve or if wider or global economic slowdowns occur, the demand for our products and services may be reduced. In addition to reducing our customers' and prospective customers' budgets for our products and services, these economic slowdowns may also adversely affect our customers' ability to pay for our products and services. Accordingly, these economic slowdowns may have a material adverse impact on our business, operating results and financial condition.

      Costs and Expenses

      Cost of License Fees. Our cost of license fees increased approximately $57,000, or 228%, from approximately $25,000 for the three months ended March 31, 2001 to approximately $82,000 for the three months ended March 31, 2002. This increase was primarily attributable to increased royalty expenses incurred as a result of reselling other software developers' products in conjunction with ours during the quarter ended March 31, 2002. We expect the cost of license fees to increase as we enter into agreements with other software developers and incorporate their products into ours.

      Cost of Services. Our cost of services decreased approximately $351,000, or 24%, from approximately $1.5 million for the three months ended March 31, 2001 to approximately $1.1 million for the three months ended March 31, 2002. This decrease was primarily attributable to a reduction in headcount as a result of the restructuring program that we implemented during 2001.

      Product Development. Product development expenses decreased approximately $2.0 million, or 48%, from approximately $4.3 million for the three months ended March 31, 2001 to approximately $2.2 million for the three months ended March 31, 2002. This decrease was primarily attributable to a reduction in headcount as a result of the restructuring program that we implemented during 2001. To date, all software and development costs have been expensed in the period incurred.

      Sales and Marketing. Our sales and marketing expenses include those related to compensation, public relations, advertising, trade shows and marketing materials. Sales and marketing expenses decreased approximately $3.6 million, or 41%, from approximately $8.8 million for the three months ended March 31, 2001 to approximately $5.2 million for the three months ended March 31, 2002. This decrease was primarily attributable to a reduction in headcount as a result of the restructuring program that we implemented during 2001, as well as a reduction in the level of advertising expenditures relating to our AvantGo Mobile Internet service.

      General and Administrative. General and administrative expenses consist primarily of salaries, recruiting and related costs for general corporate functions including executive, accounting and administrative personnel, and other miscellaneous general corporate expenses. Our general and administrative expenses decreased approximately $1.3 million, or 54%, from approximately $2.5 million for the three months ended March 31, 2001 to approximately $1.2 million for the three months ended March 31, 2002. This decrease was due primarily to a decrease in the number of executive, finance and administrative employees as a result of the restructuring program that we implemented during 2001.

      Amortization of goodwill, other intangible assets and deferred stock compensation. Until we determined that goodwill and other intangible assets were impaired and were written off in September 2001, we had been amortizing the amount of goodwill and acquired workforce that we purchased in connection with our acquisition of Globalware, using the straight-line method. We are also amortizing the amount that equals the difference between the exercise price of stock options granted to our employees and consultants and the deemed fair values of our common stock, in the case of option grants to employees, and on values based on the Black-Scholes formula for valuing options, in the case of grants to non-employees, in each case on the date of the grants over vesting periods using a graded vesting method.

      We recognized approximately $0 and $1.3 million of amortization of goodwill and other intangible assets during the three months ended March 31, 2002 and 2001. We recognized approximately $700,000 and $2.4 million of amortization of deferred stock compensation during the three months ended March 31, 2002 and 2001. We anticipate that the amortization of the remaining deferred stock compensation will result in additional charges through 2004.

      Because goodwill and other intangible assets were determined to be impaired and were written off in September 2001, there will be no further amortization.

      Interest and Other Income, Net. Net interest and other income decreased approximately $700,000, or 90%, from approximately $770,000 for the three months ended March 31, 2001 to approximately $70,000 for the three months ended March 31, 2002. This decrease was primarily due to a decrease in net interest earned as a result of decreased cash balances.

Liquidity and Capital Resources

      Since inception, we have funded our operations primarily through the sale of equity securities, through which we have raised net proceeds of $124.4 million through March 31, 2002. As of March 31, 2002, we had $42.1 million of cash and cash equivalents and short-term investments, a decrease from $43.1 million of cash and cash equivalents and short-term investments held as of December 31, 2001. As of March 31, 2002, our working capital was approximately $34.2 million compared to approximately $38.2 million on December 31, 2001.

      Net cash used in operating activities totaled $923,000 for the three months ended March 31, 2002, as compared with $5.5 million for the comparable period in 2001. During the three months ended March 31, 2002, we received a payment of $6.0 million from our largest customer, McKesson Corporation. This was the final scheduled payment on a three-year contract which will expire in March 2003. During the comparable period in 2001, we received a scheduled payment of $5.0 million from McKesson Corporation. The principal use of cash was to fund our losses from operations. Net cash provided by financing activities totaled $2,000 during the three months ended March 31, 2002, as compared with $93,000 for the comparable period in 2001.

      Since our inception, our investing activities have consisted primarily of purchases of fixed assets, principally computer hardware and software, and leasehold improvements. Capital expenditures totaled $264,000 in the three months ended March 31, 2002, as compared with $1.6 million for the comparable period in 2001. The decrease was primarily due to the reduction of expenditures related to leasehold improvements for our Hayward office and the reduction of expenditures for computer hardware. During the three months ended March 31, 2001, we converted all of our investments to cash and cash equivalents, which provided $16.4 million of net cash from investing activities.

      We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including costs and timing of expansion of research and development efforts and the success of such efforts, the success of our existing and new service offerings and competing technological and market developments. The factors described earlier in this paragraph will impact our future capital requirements and the adequacy of our available funds. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of our stockholders. We cannot assure that additional financing will be available when needed on terms favorable to us, if at all.

      The following summarizes our contractual obligations at March 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

                                           Less Than
                                           1 year     1-3 years  4-5 years   Total
      Non-cancelable operating leases      $2,688     $4,905     $4,667      $12,260

      Included in the table above is the restructuring liability of $3.9 million associated with charges related to excess office space.

RISK FACTORS

The slowdown in the adoption of mobile devices and mobile applications has harmed and could continue to harm our revenues.

      The emergence of markets for our software is critically dependent upon the rapid expansion of the market for mobile devices, including personal digital assistants, handheld computers, smart phones, pagers and other mobile devices. This market has suffered recent setbacks due to the decline in general economic conditions, particularly in the technology sector. Moreover, the economic slowdown has caused prospective customers to reduce their budgets for information technology projects, such as mobile application deployments. This economic slowdown has reduced the rate of growth in the adoption of mobile devices, and associated products and services. Sustained economic slowdown could continue to reduce demand for our software and services.

We may be unable to fund our future operating and capital requirements and, therefore, may be unable to execute on our business strategy.

      Since our inception, we have never been profitable. From inception through March 31, 2002, we had an accumulated deficit of $123.8 million. Because we are not currently generating sufficient cash to fund our operations, we may be forced to rely on external financing to meet future operating and capital requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Our operating and capital requirements depend upon several factors, including the rate of market acceptance of our products and services, our ability to expand our customer base and increase revenues, our level of expenditures for product development, marketing and sales, general administration and purchases of equipment, and other factors. If our operating and capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We cannot assure that financing will be available in amounts or on terms acceptable to us, if at all. Further, if we issue equity securities, stockholders may experience additional dilution, or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Debt financing, if available, may involve restrictive covenants, which could restrict our operations or finances. If we cannot raise funds, if needed, on acceptable terms, we may not be able to continue our operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This in turn, could materially and adversely impact our business, operating results and financial condition.

A significant portion of our enterprise revenues comes from a small number of customers, and any decrease in revenues from these customers could harm our operating results.

      We currently derive a significant portion of our enterprise software revenues from a small number of major customers. For example, McKesson Corporation, our largest customer, represented 24% of our total revenues for the first quarter of 2002. We expect that McKesson Corporation will continue to represent a significant portion of our revenues through March 2003. Any disruption or termination of our commercial relationship with McKesson Corporation would harm our revenues and results of operations.

If we fail to meet the continued listing requirements of the Nasdaq National Stock Market, our stock could be delisted.

      Our stock is currently listed on the Nasdaq National Market. The Nasdaq Stock Market's Marketplace Rules impose certain minimum financial requirements on us for the continued listing of our stock. One such requirement is a minimum bid price on our stock of $1.00 per share be maintained over a certain period of time prescribed by Nasdaq. Our stock price has, from time to time, fallen below the minimums set forth by those rules. If we remain below minimum levels for an extended period, the Nasdaq National Market may delist our stock. If we are delisted and cannot obtain listing on another major market or exchange, our stock's liquidity would suffer, and we would likely experience reduced analyst coverage and investor interest. Such factors may result in a decrease in our stock's trading price. Delisting also may restrict us from issuing additional securities or securing additional financing.

We depend on our M-Business Server software products as a primary source of our revenues, and we do not know if businesses will adopt these products and related services or continue to make investments in technology products such as ours.

      Our mobile enterprise software, which consists of our AvantGo M-Business Server, and our mobile enterprise applications, including AvantGo Mobile Sales, AvantGo Mobile Delivery, and AvantGo Pharma Sales, as well as AvantGo Pylon products, has accounted for 54% of our revenues in the three months ended March 31, 2002, 56% of our revenues in 2001, and 56% of our revenues in 2000. We expect that a significant portion of our revenues will depend upon the continued and growing market acceptance of our enterprise software products. The lifecycle of our products is particularly difficult to estimate because of growing competition and the changing marketplace. Our enterprise software may not achieve acceptance among businesses and other organizations. A decline in the demand for our enterprise software or our failure to successfully develop, introduce or market new or enhanced products in a timely manner would have a negative impact on sales of our enterprise products, jeopardizing our most important source of revenues. The sales cycle for our products is lengthy. Due to the recent economic downturn, our current and prospective customers may elect to delay or postpone investments in technology such as ours, which would harm our enterprise sales efforts and cause our business to suffer.

Increasing competition could harm our ability to maintain or increase sales of our products or reduce the prices we can charge for our products.

      We face intense competition, and we expect this competition to grow in the future. Our competitors include both start-up companies designing software and services similar to ours and established companies seeking to capitalize on the mobile market. Competition in our industry is primarily on the basis of product functionality, compatibility with other hardware and software, and price.

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

      As the mobile device and wireless markets mature, we expect competition to intensify. This competition presents us with several risks. Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. Several of these competitors have greater name recognition and more established relationships with our target customers. Our competitors may be able to use these advantages to adopt more aggressive pricing policies and products that compete with our enterprise software and offer more attractive terms to customers. As a result, we may lose customers or may be required to limit the amount we can charge customers for our products. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties to compete more effectively with us. Further, existing and potential competitors may develop enhancements to or future generations of competitive products that will have better performance features than our products. Any of these factors, if they occur, would likely cause our revenues to fall.

We do not maintain redundant facilities for our servers, and system failures resulting from earthquakes, power outages or other causes, or accidental or intentional security breaches could disrupt our operations, cause us to incur significant expenses, expose us to liability and harm our reputation.

      Our operations depend upon our ability to maintain and protect our computer systems, which are located at our offices in Hayward, California and at facilities owned by Level 3 Communications in Sunnyvale, California. We currently do not have redundant facilities. Our systems therefore are vulnerable to damage from vendor shutdowns, break-ins, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures, terrorist acts such as that occurring on September 11, 2001 and similar events.

      The potential impact on us and our general infrastructure of being located near major earthquake faults is unknown, but operating results could be materially adversely affected in the event of a major earthquake. In addition, California has experienced power shortages in the recent past, which resulted in brief power outages, or "blackouts", in parts of the state. Any such blackouts in the future could cause disruptions to our operations, especially our AvantGo Mobile Internet Service, which during a blackout could become inaccessible to our users. Additionally, these blackouts could disrupt the operations of our distributors, resellers and customers. Although we maintain insurance against break-in, unauthorized access, vandalism, fires, floods, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case, and will not likely compensate us for all the damages caused by these or similar events.

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

      The market for mobile enterprise software is becoming highly competitive and is characterized by evolving industry standards, rapid technological change and frequent product introductions. To remain competitive, we must continuously develop new products and services and adapt our software to function on new devices and operating systems designed and marketed by other companies. The development of software and services like ours can be difficult, time-consuming and costly, and we could lose market share if we encounter delays in the development and introduction of our future software products. Additionally, our business could be seriously harmed if:

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

      Because our licensing, professional services and AvantGo Mobile Internet Service revenues can vary substantially from month to month and are difficult to predict, and we expect to continue to rely on these revenues, our future quarterly revenues and operating results may fluctuate substantially. As a result of these factors, we believe that quarter-to-quarter or other periodic comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets, such as mobile software and Internet technologies. Examples of the factors that could cause our quarterly results to vary include:

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

      Even if the market for mobile devices continues to expand, our success will depend, among other things, on whether businesses and consumers adopt our products and services for obtaining Web-based information and applications on mobile devices. We have expended considerable resources on sales and marketing of our products and services. During the quarter ended March 31, 2002, our sales and marketing expenses were approximately $5.2 million. As revenues increase, we expect that these expenses will continue to increase. If our sales and marketing efforts are inadequate and we are unable to build our visibility and brand name, our enterprise revenues will fall and consumer use of our AvantGo Mobile Internet Service will fail to develop further, jeopardizing our ability to generate revenue from the sale of advertising and distribution products.

If we adopt additional economic incentives to retain our current employees or attract new employees, stockholder equity could be diluted.

      The purchase price of many outstanding stock options held by our employees is above the current fair market value of our common stock. To adequately motivate and retain our employees, and to attract new employees, we may need to provide additional economic incentives. For example, our board of directors may seek to increase the stock pool in our existing 2000 Stock Incentive Plan or adopt a new equity incentive plan, such as the new 2001 Stock Incentive Plan, to retain current employees and attract new employees. If we issue additional stock options or additional stock grants to current or new employees, our existing stockholders will suffer dilution.

If we fail to either maintain our existing relationships or enter into new key relationships with leading hardware and software manufacturers, our brand awareness and the use of our products and services will suffer.

      The success of our product and service offerings depends, in large part, on our ability to develop and maintain relationships with leading hardware and software manufacturers, such as Palm, Inc., Microsoft Corporation and Research in Motion Ltd., that bundle or offer our software with their product offerings. We depend on these relationships to:

            o     distribute our products to purchasers of mobile devices;

            o     increase usage of our AvantGo Mobile Internet Service;

            o     build brand awareness through product marketing; and

            o     cooperatively market our products and services.

      All of our agreements with these companies are non-exclusive and have broad rights of termination. In addition, these agreements do not require these companies to bundle our software with all of their product offerings. Some of these manufacturers have products or services that compete with AvantGo's mobile software. Any of these manufacturers may choose either to promote its competing product or service or promote the services of one or more of our other competitors, which could limit the growth of our business.

Our success depends on strong performance by equipment manufacturers and software companies with whom we have key relationships.

      Because we depend on equipment manufacturers like Palm, Inc. and Research in Motion Ltd., and software companies like Microsoft Corporation to help promote the benefits and adoption of mobile technology, as well as in some instances distribute our software, the sales growth of our products and services is dependent in part upon their success. If the products that these companies sell, or the operating systems upon which these products are based, were to lose popularity, or if any of these equipment manufacturers or software companies cease to distribute our software in significant volumes, or if they change operating systems to which we cannot adapt, our business would suffer.

If we fail to manage future expansion effectively, we may be unable to meet our customers' needs or to attract new customers.

      We expect to continue to expand certain areas of our operations for the foreseeable future. For example, we expect to hire additional new employees to support our sales organization. Because of the technical nature of our products and certain industry specific information that is required to adequately sell our products, we anticipate that it will take several months to train new personnel. Failure to accomplish this objective would impede our ability to deliver products in a timely fashion, fulfill existing customer commitments and attract and retain new customers, which would harm our business.

The use of our AvantGo Mobile Internet Service may be reduced if we are unable to maintain and expand our agreements with content providers and e-businesses.

      Existing users of our content providers and e-businesses that deliver content to our website account for a significant portion of the traffic to our AvantGo Mobile Internet Service. To expand our AvantGo Mobile Internet Service, we must maintain quality relationships with these content providers and e-businesses. If we fail to continue to provide valuable content and services, mobile device users may be less likely to actively use our service and to engage in commercial transactions using our service, which, in turn, would harm our business.

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

      We sell our products in the United States and abroad. We manage our European sales and marketing operations through our U.K. subsidiary, AvantGo Europe, Ltd. Revenues from international sales represented 15% of our revenues in the three months ended March 31, 2002. Our business therefore is subject to the risks associated with doing business internationally. The costs of developing overseas revenues may exceed those revenues. Accordingly, our future results could be harmed by a variety of factors, including:

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

      Despite recent reductions in workforce, we will continue to recruit key personnel. We may be unable to retain our key employees or to attract, assimilate or retain other highly qualified employees in the future. The mobile computer industry is a complex industry that requires a unique knowledge base, and the loss of technical knowledge and industry expertise among our key personnel, or our failure to obtain necessary additional expertise, could result in delays in software development, loss of sales and a diversion of management resources, which could harm our business.

Our software may contain defects or errors, which would delay shipments of our products, harm our reputation and increase our costs.

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

      Computer viruses have been reported to impact handheld device operating systems. Viruses and publicity about them may adversely impact adoption of mobile technology and sales of our products and services. In particular, the unavailability of anti-virus protection that our users deem to be adequate to combat these viruses could have a material adverse effect on our business.

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

      Due to inherent uncertainties in litigation, we cannot predict accurately the ultimate outcome of the litigation. An adverse judgment in a large monetary amount could have a material adverse impact on our financial position, and consequently our business and results of operations. Such an event would likely cause our stock price to decline substantially.

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

      One or more states or the federal government could enact regulations aimed at companies like us, which provide software that facilitates e-commerce and the distribution of content over the Internet. The likelihood of the enactment of regulations in these areas will increase as the Internet becomes more pervasive and extends to more people's daily lives. Any legislation, regulation or taxation of, or concerning, electronic commerce could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If a reduction in growth occurs as a result of these events, demand for our products and services could could decline significantly.

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

      We seek to protect our proprietary software and written materials under trade secret, patent and copyright laws, which afford only limited protection. We do not know which, if any of these or other applications will ever be issued or, if issued, whether they will contain claims with the scope that we seek, or whether they will survive legal challenges that may be brought. Any such legal challenges, whether or not successful, may be expensive to defend. Furthermore, others may develop technologies that are similar or superior to our technology or design around any patents which may issue.

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

      As of March 31, 2002, we had unrestricted cash and cash equivalents of $42.1 million. Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our cash and cash equivalents, we have concluded that there is no material market risk exposure. At March 31, 2002, our cash and cash equivalents consisted primarily of demand deposits, money market funds, U.S. government obligations and corporate debt securities held by three major financial institutions in the United States. We had no short-term investments at March 31, 2002.

      Foreign Currency Exchange Risk. We develop products in the United States for sale in North America and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. We have one foreign subsidiary whose expenses are incurred in its local currency. As exchange rates vary, its expenses, when translated, may vary from expectations and adversely impact overall expected profitability. Our operating results were not significantly affected by exchange rate fluctuations in the first quarter of 2002.

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

ITEM 6. Exhibits and Reports on Form 8-K

      (b) Reports on Form 8-K.

      We filed no reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AVANTGO, INC.


Date: May 10, 2002            By: /s/ David B. Cooper, Jr.
                              --------------------------------------------------
                              David B. Cooper, Jr.
                              Chief Financial Officer
                              (Principal financial and chief accounting officer)