Form 10-Q
period 2002-06-30
AVANTGO INC
filed 2002-08-14
CIK 1110700

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2002

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _________________ to _____________________

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

                                 Yes |X| No |_|

As of August 1, 2002 there were 35,587,627 shares of the Registrant's Common Stock outstanding.

                                  AVANTGO, INC.

                                  AvantGo, Inc.
                                    Form 10-Q
                                  June 30, 2002

                                      INDEX

PART I. FINANCIAL INFORMATION                                              PAGE
                                                                           ----

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)
        Condensed Consolidated Balance Sheets as of June 30, 2002 and
          December 31, 2001                                                  3
        Condensed Consolidated Statements of Operations for the three
          and six months ended June 30, 2002 and June 30, 2001               4
        Condensed Consolidated Statements of Cash Flows for the six
          months ended June 30, 2002 and June 30, 2001                       5
        Notes to Condensed Consolidated Financial Statements                 6

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                              10

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk         27

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                  27

ITEM 4. Submission of Matters to a Vote of Security Holders                28

ITEM 6. Exhibits and Reports on Form 8-K                                   28

        Signatures                                                         29

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (Unaudited)

                                                                                       June 30,      December 31,
                                                                                         2002            2001
                                                                                         ----            ----
ASSETS
Current assets:
    Cash and cash equivalents ....................................................   $     37,597    $     43,091
    Accounts receivable, net of allowance of $924 in 2002 and $965 in 2001 .......          2,943           3,236
    Prepaid expenses and other current assets ....................................            686             480
                                                                                     ------------    ------------

          Total current assets ...................................................         41,226          46,807
   Restricted investments ........................................................          3,438           3,438
   Property and equipment, net ...................................................          5,815           6,890
   Other assets ..................................................................            268             344
                                                                                     ------------    ------------

          Total assets ...........................................................   $     50,747    $     57,479
                                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .............................................................   $        701    $      1,243
    Accrued liabilities ..........................................................          2,849           3,855
    Accrued compensation and related benefits ....................................          1,203           1,693
    Deferred revenue .............................................................          5,463           1,813
                                                                                     ------------    ------------

          Total current liabilities ..............................................         10,216           8,604
    Deferred revenue, net of current portion .....................................            285              --
    Accrued restructuring charges, net of current portion ........................          2,164           2,127
Commitments
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares  authorized; none issued and
      none outstanding at June 30, 2002 and December 31, 2001, respectively ......             --              --
Common stock, $0.0001 par value; 150,000,000 shares authorized; 35,501,394 and
      35,166,133 shares issued and outstanding at June 30, 2002 and December 31,
      2001, respectively .........................................................        168,810         168,603
    Notes receivable from stockholders ...........................................           (502)           (502)
    Deferred stock compensation ..................................................         (1,330)         (2,752)
    Revenue offset relating to warrant agreements ................................           (338)           (592)
    Accumulated deficit ..........................................................       (128,144)       (118,122)
    Accumulated other comprehensive income .......................................           (414)            113
                                                                                     ------------    ------------

          Total stockholders' equity .............................................         38,082          46,748
                                                                                     ------------    ------------

          Total liabilities and stockholders' equity .............................   $     50,747    $     57,479
                                                                                     ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                      Three Months Ended          Six Months Ended
                                                                          June 30,                     June 30,
                                                                          --------                     --------
                                                                       2002        2001             2002        2001
                                                                       ----        ----             ----        ----
Revenues:
    License fees .................................................   $  3,163    $  4,032         $  5,751    $  8,095
    Services .....................................................      2,163       2,437            4,357       5,681
                                                                     --------    --------         --------    --------

    Total revenues ...............................................      5,326       6,469           10,108      13,776
Costs and expenses:
    Cost of license fees .........................................         56          57              138          82
    Cost of services .............................................      1,150       1,475            2,287       2,963
    Product development ..........................................      2,205       3,458            4,421       7,723
    Sales and marketing ..........................................      5,072       7,998           10,294      16,812
    General and administrative ...................................      1,175       2,249            2,348       4,772
    Amortization of goodwill, other intangible assets and
          deferred stock compensation ............................        580       3,140            1,286       6,914
    Restructuring and other impairment charges ...................        322       2,841              322       2,841
                                                                     --------    --------         --------    --------

    Total costs and expenses .....................................     10,560      21,218           21,096      42,107
                                                                     --------    --------         --------    --------

Loss from operations .............................................     (5,234)    (14,749)         (10,988)    (28,331)
    Interest and other income, net ...............................        892         821              966       1,595
                                                                     --------    --------         --------    --------

    Net loss .....................................................   $ (4,342)   $(13,928)        $(10,022)   $(26,736)
                                                                     ========    ========         ========    ========

    Basic and diluted net loss per share .........................   $  (0.12)   $  (0.43)        $  (0.29)   $  (0.85)
                                                                     ========    ========         ========    ========

    Basic and diluted common shares used to calculate basic and
      diluted net loss per share .................................     35,202      32,214           35,075      31,580

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                                --------
                                                                                            2002        2001
                                                                                            ----        ----
OPERATING ACTIVITIES:
       Net loss .......................................................................   $(10,022)   $(26,736)
       Adjustments to reconcile net loss to net cash used in operating activities:
         Restructuring and other impairment charges ...................................        322       2,240
         Amortization of goodwill, other intangible assets and deferred stock
                 compensation .........................................................      1,286       6,914
         Depreciation and amortization ................................................      1,388       1,356
         Amortization of revenue offset relating to warrant agreements ................        254         254
         Issuance of common stock in exchange for services ............................         34          --
         Changes in operating assets and liabilities:
             Accounts receivable ......................................................        293         (96)
             Prepaid expenses and other current assets ................................       (206)         50
             Accounts payable .........................................................       (542)     (1,641)
             Accrued liabilities ......................................................       (470)        665
             Accrued compensation and related benefits ................................       (821)        548
             Accrued restructuring liability ..........................................       (184)         --
             Deferred revenue .........................................................      3,935       2,139
                                                                                          --------    --------

                    Net cash used in operating activities .............................     (4,733)    (14,307)
  INVESTING ACTIVITIES:
          Purchase of property and equipment ..........................................       (313)     (2,010)
          (Increase) decrease in other assets .........................................         76         (36)
          Proceeds from investments ...................................................         --      16,436
                                                                                          --------    --------

                    Net cash (used in) provided by investing activities ...............       (237)     14,390
  FINANCING ACTIVITIES:
          Repayment of obligations under bank line of credit agreement ................         --         (40)
          Proceeds from note repayment from shareholder ...............................         --         204
          Proceeds from issuance of common stock, net of stock repurchase .............          3         (14)
                                                                                          --------    --------

                    Net cash provided by financing activities .........................          3         150
                                                                                          --------    --------

Effect of exchange rate changes on cash and cash equivalents ..........................       (527)        194
                                                                                          --------    --------

Increase (decrease) in cash and cash equivalents ......................................     (5,494)        427
Cash and cash equivalents at beginning of period ......................................     43,091      57,034
                                                                                          --------    --------

Cash and cash equivalents at end of period ............................................   $ 37,597    $ 57,461
                                                                                          ========    ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

SUPPLEMENTAL DISCLOSURES:
        Cash paid during the period for interest......................................    $    --     $      5
                                                                                          ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2002
                                   (Unaudited)

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

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

      Certain reclassifications have been made to the financial statements for the three months and six months ended June 30, 2001 to conform to the presentation of the financial statements for the three months and six months ended June 30, 2002

Use of Estimates

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

Recent Accounting Pronouncements

      In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. SFAS 142 will have no affect on the Company's financial statements in that all goodwill and intangible assets have been written off due to impairment during 2001. Had the provisions of SFAS 142 been in effect during the three and six months ended June 30, 2001, the Company's net loss and net loss per share would have been $12.6 million and $0.39 per share, and $24.1 million and $0.76 per share, respectively.

      During August 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 is effective for fiscal years beginning after December 15, 2001 and supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 relating to the disposal of a segment of business. The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2. CONCENTRATION OF CREDIT RISK

      The following table sets forth the percentages of revenues from major customers for the three and six months ended June 30, 2002 and 2001:

                                 Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                  2002         2001         2002         2001
                                  ----         ----         ----         ----

Customer A                          21%          17%          22%          18%
Customer B                          19%           0%          10%           0%

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

      The calculation of basic and diluted net loss per share is as follows:

                                                                 Three Months Ended             Six Months Ended
                                                                       June 30,                      June 30,
                                                                       --------                      --------
                                                                  2002           2001           2002           2001
                                                                  ----           ----           ----           ----
                                                                       (in thousands, except per share amounts):
Net loss .................................................      $ (4,342)      $(13,928)      $(10,022)      $(26,736)
                                                                ========       ========       ========       ========
Weighted average shares of common stock outstanding ......        35,496         34,577         35,438         34,527
Less weighted average shares that may be repurchased .....          (294)        (2,363)          (363)        (2,947)
                                                                --------       --------       --------       --------

Weighted average shares of common stock outstanding used
in computing basic and diluted net loss per share ........        35,202         32,214         35,075         31,580
                                                                ========       ========       ========       ========
Basic and diluted net loss per share .....................      $  (0.12)      $  (0.43)      $  (0.29)      $  (0.85)
                                                                ========       ========       ========       ========

NOTE 4.  COMPREHENSIVE LOSS

      Statement of Financial Accounting Standard (SFAS) No. 130 "Reporting for Comprehensive Income", established standards of reporting and display of comprehensive income and its components of net income and "Other Comprehensive Income". "Other Comprehensive Income" refers to revenues, expenses and gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three and six months ended June 30, 2002 and 2001 were as follows (in thousands):

                                                                 Three Months ended            Six Months ended
                                                                       June 30,                      June 30,
                                                                       --------                      --------
                                                                  2002           2001           2002           2001
                                                                  ----           ----           ----           ----
Net loss .................................................      $ (4,342)      $(13,928)      $(10,022)      $(26,736)
Foreign currency translation adjustments .................          (643)           (20)          (527)           194
Unrealized gain on investment ............................            --             --             --              4
                                                                --------       --------       --------       --------

Comprehensive loss .......................................      $ (4,985)      $(13,948)      $(10,549)      $(26,538)
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

Geographic Information

      The Company operates in North America and Europe. Approximately 12% and 13% of revenues were derived from outside North America in the three and six months ended June 30, 2002, respectively. Approximately 18% and 16% of revenues were derived from outside North American in the three and six months ended June 30, 2001, respectively. Approximately 11% and 10% of net loss was derived from outside North America in the three and six months ended June 30, 2002, respectively. Approximately 10% of net loss was derived from outside North America in the six months ended June 30, 2001. Less than 10% of net loss was derived from outside North America in the three months ended June 30, 2001. At June 30, 2002 and 2001, less than 10% of the Company's assets were located outside North America.

NOTE 6. RESTRUCTURING CHARGES

      In April 2001, management approved and the Company formally adopted and began to implement a restructuring program in an effort to reduce operating expenses. The Company incurred a charge of approximately $2.8 million in the second quarter of 2001 relating to the restructuring. During the third quarter of 2001, the Company reported additional charges of approximately $9.8 million, which included approximately $406,000 related to adjustments to facility exit costs as a result of a rapidly deteriorating real estate market. In the fourth quarter of 2001, management approved and the Company implemented a further restructuring program that resulted in aggregate charges of $2.5 million, which included approximately $1.2 related to adjustments to facility exit costs as a result of continuing deterioration in the real estate market. In the second quarter of 2002, the Company recorded adjustments to the estimates of facility exit costs resulting in a charge to restructuring expense of $322,000.

      The following table sets forth the restructuring activity during the three months ended June 30, 2002 (in thousands):

                                                       Total
                                  Balance at        Restructuring            Cash               Non-cash           Balance at
                                March 31, 2002         Charges           Expenditures         Expenditures       June 30, 2002
                                --------------      --------------      --------------       --------------      --------------
Facility lease costs            $        3,609      $          322      $         (280)      $           --      $        3,651
Employee termination costs                 308                  --                  --                   --                 308

                                --------------      --------------      --------------       --------------      --------------
Total                           $        3,917      $          322      $         (280)      $           --      $        3,959

      The following table sets forth the restructuring activity during the six months ended June 30, 2002 (in thousands):

                                  Balance at            Total
                                 December 31,       Restructuring            Cash               Non-cash           Balance at
                                     2001              Charges           Expenditures         Expenditures       June 30, 2002
                                --------------      --------------      --------------       --------------      --------------
Facility lease costs            $        4,133      $          322      $         (804)      $           --      $        3,651
Employee termination costs                 325                  --                 (17)                  --                 308

                                --------------      --------------      --------------       --------------      --------------
Total                           $        4,458      $          322      $         (821)      $           --      $        3,959

      The following table sets forth the restructuring activity during the three and six months ended June 30, 2001 (in thousands):

                                                        Total
                                Restructuring            Cash               Non-cash            Balance at
                                   Charges           Expenditures         Expenditures        June 30, 2001
                                --------------      --------------       --------------       --------------
Facility lease costs            $        2,404      $         (201)      $           --       $        2,203
Employee termination costs                 415                (400)                  --                   15
Excess equipment                            22                  --                  (22)                  --
                                --------------      --------------       --------------       --------------
Total                           $        2,841      $         (601)      $          (22)      $        2,218

At June 30, 2002, the current portion of the restructuring liability of $1,795,000 is included in accrued liabilities; the non-current portion of $2,164,000 is included in accrued restructuring charges.

NOTE 7.  LEGAL PROCEEDINGS

In October 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and the underwriters of its initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company's common stock during the period from September 27, 2000 to December 6, 2000. The complaint alleges that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The complaint seeks unspecified damages on behalf of the purported class. Over 300 companies involved in an initial public offering have been named as defendants in nearly identical lawsuits filed by some of the same plaintiffs' law firms. A consolidated amended complaint has been filed. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. The Company believes that it has meritorious defenses, and intends to defend the action vigorously; however, due to inherent uncertainties in litigation, management cannot predict accurately the ultimate outcome of the litigation. An adverse judgment in a large monetary amount could have a material adverse impact on the financial position, and consequently the business and results of operations.

NOTE 8.  SUBSEQUENT EVENT

In July, 2002, the Company's management, having relevant authority, approved a plan to restructure its worldwide operations including a reduction in workforce of approximately 40% of its worldwide headcount.

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

OVERVIEW

      We were incorporated in June 1997 as a Delaware corporation under the name Bombardier Software, Inc. and changed our name to AvantGo, Inc. in January 1998. In September 1998, we launched our AvantGo(R) Enterprise products, today called AvantGo M-Business Server(TM) products. In May 1999, we introduced our AvantGo Mobile Internet Service(TM). In May 2000, we purchased Globalware Computing and began integrating its Pylon software products and consulting services into our mobile offerings. In October 2000, we completed our initial public offering. In July 2001, September 2001, March 2002 and April 2002, respectively, we launched AvantGo Mobile Sales(TM), AvantGo Mobile Delivery(TM)., AvantGo Mobile Pharma(TM) and AvantGo Mobile Inspection(TM) - mobile business applications that interoperate with our AvantGo M-Business Server products.

      We provide mobile enterprise software and services that enable and enhance the use of Internet-based content and corporate applications on handheld devices and Internet-enabled phones. We designed our AvantGo M-Business Server products and mobile business applications to automate business processes and improve the exchange of information between companies and their employees and customers, resulting in improved business efficiencies and more effective customer interactions. We license our AvantGo M-Business Server products and mobile business applications to help companies provide their employees, customers, suppliers and business affiliates with easy access to business information. We host our AvantGo Mobile Internet Service to enable our Media and M-Business customers to deliver their content and applications to our over 6 million registered AvantGo Mobile Internet Service users. Our AvantGo Mobile Internet Service also allows consumers to access and interact with over 2000 sources of Internet-based content and corporate applications optimized for delivery to handheld devices and Internet-enabled phones. In July 2002, we announced that we will heighten our focus on applications and solutions targeted to field force professionals.

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

      We recognize license revenues when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable, collectability is probable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement using the residual method. In instances where no vendor-specific objective evidence exists and the only undelivered element is maintenance, we recognize revenues ratably over the term of the agreement. Our agreements with our customers and resellers generally do not contain product return rights. We recognize revenues from maintenance, which consist of fees for ongoing support and product updates, ratably over the term of the agreement, which is typically one year.

      For sales made through distributors, resellers and original equipment manufacturers, we recognize revenue at the time these partners report to us that they have sold the software to the end user and all revenue recognition criteria have been met.

      Consulting revenues are primarily related to implementation services performed on a time-and-materials basis under separate service arrangements. We generate training revenues from classes offered both on-site and at customer locations. We recognize revenues from time-and-materials consulting engagements and training services as we perform the services. Occasionally we enter into short-term fixed price consulting contracts. Under these arrangements, we recognize revenues as work progresses using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. When reasonably dependable estimates of the revenue and costs are not available, we use the completed contract method of revenue recognition. Recognized revenues are subject to revisions as the contract progresses to completion. We make revisions in recognized revenues in the period in which the facts that give rise to the revision become known to us.

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

      We classify our costs and expenses into three general operational categories: product development, sales and marketing, and general and administrative. In addition, our operating expenses include amortization of goodwill, intangible assets, and deferred stock-based compensation. For the three months ended June 30, 2002 only amortization of deferred stock-based compensation was recorded as all goodwill and intangible assets were written off in 2001.

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

      In connection with the granting of stock options to, and restricted stock purchases by, our employees, we recorded deferred stock compensation totaling approximately $23.5 million as of June 30, 2002. This amount represents the difference between the exercise and the deemed fair value of our common stock for financial accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options using a graded method. The amortization of the remaining deferred stock compensation will result in additional charges to operations through 2004.

      We have incurred significant losses and negative cash flows from operations since our inception. As of June 30, 2002, we had an accumulated deficit of $128.1 million. We had 198 full-time employees as of June 30, 2002.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

      The following table sets forth certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for any future period.

                                                             Three Months Ended     Six Months Ended
                                                                  June 30,              June 30,
                                                                  --------              --------
                                                               2002       2001       2002       2001
                                                               ----       ----       ----       ----
Revenues:
     License fees .........................................       59%        62%        57%        59%
     Services .............................................       41%        38%        43%        41%
                                                              ------     ------     ------     ------

     Total revenues .......................................      100%       100%       100%       100%
Costs and expenses:
      Cost of license fees ................................        1%         1%         1%         1%
      Cost of services ....................................       22%        23%        23%        22%
      Product development .................................       41%        53%        44%        56%
      Sales and marketing .................................       95%       124%       102%       122%
      General and administrative ..........................       22%        34%        23%        34%
      Amortization of goodwill, other intangible assets
          and deferred stock compensation .................       11%        49%        13%        50%
      Restructuring and other impairment charges ..........        6%        44%         3%        21%
                                                              ------     ------     ------     ------

      Total costs and expenses ............................      198%       328%       209%       306%
                                                              ------     ------     ------     ------

Loss from operations ......................................      (98%)     (228%)     (109%)     (206%)
      Interest and other income, net ......................       16%        13%        10%        12%
                                                              ------     ------     ------     ------

      Net loss ............................................      (82%)     (215%)      (99%)     (194%)
                                                              ======     ======     ======     ======

Comparisons of Three and Six Months Ended June 30, 2002 and 2001

Revenues

      Total revenues were approximately $5.3 million and $6.5 million for the three months ended June 30, 2002 and 2001, representing a decrease in the second quarter of 2002 of approximately $1.1 million, or 18%, from the comparable quarter of the prior year. Total revenues were approximately $10.1 million and $13.8 million for the six months ended June 30, 2002 and 2001, representing a decrease of approximately $3.7 million, or 27% from the comparable period of the prior year. The decline in revenues period over period was primarily attributable to an overall downturn in the economy, one of the results of which has been reduced capital spending on technology, including mobile enterprise software and professional services, as well as longer sales cycles. Consequently, sales of licenses and associated services, and sales of advertising have been negatively impacted. The decline in revenues reflects a decreased volume of licenses and services sold, rather than a decrease in prices.

      License Fees. License fee revenues decreased approximately $869,000, or 22%, from approximately $4.0 million for the three months ended June 30, 2001 to approximately $3.2 million for the three months ended June 30, 2002. License fee revenues decreased approximately $2.3 million, or 29%, from approximately $8.1 million for the six months ended June 30, 2001 to approximately $5.8 million for the six months ended June 30, 2002. The decline in license fee revenues was primarily attributable to the circumstances described in the immediately preceding paragraph.

      Services. Services revenue decreased approximately $274,000, or 11%, from approximately $2.4 million for the three months ended June 30, 2001 to approximately $2.2 million for the three months ended June 30, 2002. Services revenue decreased approximately $1.3 million, or 23%, from $5.7 million for the six months ended June 30, 2001 to approximately $4.4 million for the six months ended June 30, 2002. The decline in services revenue was due to decreased consulting services performed as a result of fewer license sales to new customers.

      We also earn revenues from advertising barter transactions. We recognize revenues and costs from advertising barter transactions during the period in which we deliver the advertising or distribution product. We record barter transactions at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. In determining the value of the goods or services provided, we use historical pricing of comparable cash transactions. Revenues earned from barter transactions were $0 and $82,000 for the three months ended June 30, 2002 and 2001. Revenues earned from barter transactions were $0 and $128,000 for the six months ended June 30, 2002 and 2001, respectively. We do not expect barter revenue to be a significant portion of revenue in the future.

      We have seen a rapid and increasingly severe downturn in the United States economy that continued through the first and second quarter of 2002. Although we expect this economic downturn to continue into the third and fourth quarters of 2002, we cannot be certain as to the severity or duration of this downturn. Nor can we predict the extent and timing, if any, of the impact of the economic downturn in the United States on economies in other countries and geographic regions in which we conduct business. If the economic conditions in the United States fail to improve or if wider or global economic slowdowns occur, the demand for our products and services may be reduced. In addition to reducing our customers' and prospective customers' budgets for our products and services, these economic slowdowns may also adversely affect our customers' ability to pay for our products and services. Accordingly, these economic slowdowns may have a material adverse impact on our business, operating results and financial condition.

      Costs and Expenses

      Cost of License Fees. Our cost of license fees decreased approximately $1,000, or 2%, from approximately $57,000 for the three months ended June 30, 2001 to approximately $56,000 for the three months ended June 30, 2002. Cost of license fees increased approximately $56,000, or 68%, from approximately $82,000 for the six months ended June 30, 2001 to approximately $138,000 for the six months ended June 30, 2002. This increase was primarily attributable to increased royalty expenses incurred as a result of reselling other software developers' products in conjunction with ours during the six months ended June 30, 2002. We expect the cost of license fees to increase as we enter into agreements with other software developers and incorporate their products into ours.

      Cost of Services. Our cost of services decreased approximately $325,000, or 22%, from approximately $1.5 million for the three months ended June 30, 2001 to approximately $1.2 million for the three months ended June 30, 2002. Cost of services decreased approximately $676,000, or 23%, from approximately $3.0 million for the six months ended June 30, 2001 to approximately $2.3 million for the six months ended June 30, 2002. These decreases were primarily attributable to a reduction in headcount as a result of the restructuring program that we implemented during 2001.

      Product Development. Product development expenses decreased approximately $1.3 million, or 36%, from approximately $3.5 million for the three months ended June 30, 2001 to approximately $2.2 million for the three months ended June 30, 2002. Product development expenses decreased approximately $3.3 million, or 43%, from approximately $7.7 million for the six months ended June 30, 2001 to approximately $4.4 million for the six months ended June 30, 2002. These decreases were primarily attributable to a reduction in headcount as a result of the restructuring program that we implemented during 2001. To date, all software and development costs have been expensed in the period incurred.

      Sales and Marketing. Our sales and marketing expenses include those related to compensation, public relations, advertising, trade shows and marketing materials. Sales and marketing expenses decreased approximately $2.9 million, or 37%, from approximately $8.0 million for the three months ended June 30, 2001 to approximately $5.1 million for the three months ended June 30, 2002. Sales and marketing expenses decreased approximately $6.5 million, or 39%, from approximately $16.8 million for the six months ended June 30, 2001 to approximately $10.3 million for the six months ended June 30, 2002. These decreases were primarily attributable to a reduction in headcount as a result of the restructuring program that we implemented during 2001, as well as a reduction in the level of advertising expenditures relating to our AvantGo Mobile Internet service.

      General and Administrative. General and administrative expenses consist primarily of salaries, recruiting and related costs for general corporate functions including executive, accounting and administrative personnel, and other miscellaneous general corporate expenses. Our general and administrative expenses decreased approximately $1.1 million, or 48%, from approximately $2.3 million for the three months ended June 30, 2001 to approximately $1.2 million for the three months ended June 30, 2002. General and administrative expenses decreased approximately $2.4 million, or 51%, from approximately $4.8 million for the six months ended June 30, 2001 to approximately $2.4 million for the six months ended June 30, 2002. This decrease was due primarily to a decrease in the number of executive, finance and administrative employees as a result of the restructuring program that we implemented during 2001.

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

      We recognized $0 and approximately $1.3 million of amortization of goodwill and other intangible assets during the three months ended June 30, 2002 and 2001. We recognized $0 for the six months ended June 30, 2002 and approximately $2.6 million during the six months ended June 30, 2001. We recognized approximately $580,000 and $1.8 million of amortization of deferred stock compensation during the three months ended June 30, 2002 and 2001. We recognized approximately $1.3 million for the six months ended June 30, 2002 and approximately $4.3 million for the six months ended June 30, 2001. We anticipate that the amortization of the remaining deferred stock compensation will result in additional charges through 2004.

      Because goodwill and other intangible assets were determined to be impaired and were written off in September 2001, there will be no further amortization of goodwill or intangible assets.

      Interest and Other Income, Net. Net interest and other income increased approximately $71,000, or 9%, from approximately $821,000 for the three months ended June 30, 2001 to approximately $892,000 for the three months ended June 30, 2002. This increase was a result of a foreign exchange gain realized on an outstanding receivable from our United Kingdom subsidiary. Net interest and other income decreased approximately $629,000, or 39%, from approximately $1.6 million for the six months ended June 30, 2001 to approximately $1.0 million for the six months ended June 30, 2002. This decrease was primarily due to a decrease in net interest earned as a result of decreased cash balances and lower interest rates.

Liquidity and Capital Resources

      Since inception, we have funded our operations primarily through the sale of equity securities, through which we have raised net proceeds of $124.4 million through June 30, 2002. As of June 30, 2002, we had $37.6 million of cash and cash equivalents, a decrease from $43.1 million of cash and cash equivalents held as of December 31, 2001. As of June 30, 2002, our working capital was approximately $31.0 million compared to approximately $38.2 million on December 31, 2001.

      Net cash used in operating activities totaled $4.7 million for the six months ended June 30, 2002, as compared with $14.3 million for the comparable period in 2001. During the six months ended June 30, 2002, we received a payment of $6.0 million from our largest customer, McKesson Corporation. This was the final scheduled payment on a three-year contract which will expire in March 2003. During the comparable period in 2001, we received a scheduled payment of $5.0 million from McKesson Corporation. The principal use of cash was to fund our losses from operations. Net cash provided by financing activities totaled $3,000 during the six months ended June 30, 2002, as compared with $150,000 for the comparable period in 2001.

      Since our inception, our investing activities have consisted primarily of purchases of fixed assets, principally computer hardware and software, and leasehold improvements. Capital expenditures totaled $313,000 in the six months ended June 30, 2002, as compared with $2.0 million for the comparable period in 2001. The decrease was primarily due to the reduction of expenditures related to leasehold improvements for our Hayward office and the reduction of expenditures for computer hardware. During the six months ended June 30, 2001, we converted all of our investments to cash and cash equivalents, which provided $16.4 million of net cash from investing activities.

      We are restructuring our business to more closely align expenses with near-term revenue. In conjunction with this restructuring, we will reduce our workforce by approximately 40% during the third quarter of 2002.

      We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including costs and timing of expansion of research and development efforts and the success of such efforts, the success of our existing and new service offerings and competing technological and market developments. The factors described earlier in this paragraph will impact our future capital requirements and the adequacy of our available funds. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of our stockholders. If additional funds are needed, we cannot assure that additional financing will be available on terms favorable to us, if at all.

      We lease our facilities under non-cancelable operating leases. Future minimum payments under operating leases, net of any contracted third-party sub-lease rental income at June 30, 2002 are as follows (in thousands):

                                                  Less Sub-        Net Future
                               Operating       Lease Rental           Minimum
                                  Leases             Income          Payments
                                  ------             ------          --------
  2002                             1,400               (23)             1,377
  2003                             2,390               (54)             2,336
  2004                             2,484               (61)             2,423
  2005                             2,410               (52)             2,358
  2006                             2,290                                2,290
  2007                             1,769                                1,769
                                  ------            ------             ------
  Total                           12,743              (190)            12,553
                                  ======            ======             ======

      Included in the table above is the restructuring liability of $4.0 million associated with charges related to excess office space.

RISK FACTORS

If we fail to meet the continued listing requirements of the Nasdaq National Stock Market, our stock could be delisted.

      Our stock is currently listed on the Nasdaq National Market. The Nasdaq Stock Market's Marketplace Rules impose certain minimum financial requirements on us for the continued listing of our stock. One such requirement is a minimum bid price on our stock of $1.00 per share be maintained over a certain period of time prescribed by Nasdaq. Our stock price has fallen below the minimums set forth by those rules. We received a letter from Nasdaq stating that we have until September 4, 2002 for our stock price to remain above $1.00 for 10 consecutive days. One of the measures we may undertake to avoid being delisted is a reverse stock split.

      If our stock price fails to meet the minimum stock price requirements, we can file an appeal to Nasdaq or apply to transfer our securities from The Nasdaq National Market to The Nasdaq SmallCap Market. If our appeal is not successful and if we do not transfer our securities to The Nasdaq SmallCap Market, the Nasdaq may delist our stock. If we are delisted and cannot obtain listing on another major market or exchange, our stock's liquidity would suffer, and we would likely experience reduced analyst coverage and investor interest. Such factors may result in a decrease in our stock's trading price. Delisting also may restrict us from issuing additional securities or securing additional financing.

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

            o     the potential for delisting by the Nasdaq;

            o     the potential for a reverse stock split; and

            o changes in interest rates and other general economic conditions.

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

      Since our inception, we have never been profitable. From inception through June 30, 2002, we had an accumulated deficit of $128.1 million. Because we are not currently generating sufficient cash to fund our operations, we may be forced to rely on external financing to meet future operating and capital requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Our operating and capital requirements depend upon several factors, including the rate of market acceptance of our products and services, our ability to expand our customer base and increase revenues, our level of expenditures for product development, marketing and sales, general administration and purchases of equipment, and other factors. If our operating and capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We cannot assure that financing will be available in amounts or on terms acceptable to us, if at all. Further, if we issue equity securities, stockholders may experience additional dilution, or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Debt financing, if available, may involve restrictive covenants, which could restrict our operations or finances. If we cannot raise funds, if needed, on acceptable terms, we may not be able to continue our operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This in turn, could materially and adversely impact our business, operating results and financial condition.

A significant portion of our enterprise revenues comes from a small number of customers, and any decrease in revenues from these customers could harm our operating results.

      We currently derive a significant portion of our enterprise software revenues from a small number of major customers. For example, McKesson Corporation, our largest customer, represented 21% of our total revenues for the second quarter of 2002. We expect that McKesson Corporation will continue to represent a significant portion of our revenues through March 2003. Any disruption or termination of our commercial relationship with McKesson Corporation would harm our revenues and results of operations.

We depend on our M-Business Server software products as a primary source of our revenues, and we do not know if businesses will adopt these products and related services or continue to make investments in technology products such as ours.

      Our mobile enterprise software, which consists of our AvantGo M-Business Server, and our mobile enterprise applications, including AvantGo Mobile Sales, AvantGo Mobile Delivery, AvantGo Mobile Pharma and AvantGo Mobile Inspection, as well as AvantGo Pylon products, has accounted for 57% of our revenues in the six months ended June 30, 2002, 56% of our revenues in 2001, and 56% of our revenues in 2000. We expect that a significant portion of our revenues will depend upon the continued and growing market acceptance of our enterprise software products. The lifecycle of our products is particularly difficult to estimate because of growing competition and the changing marketplace. Our enterprise software may not achieve acceptance among businesses and other organizations. A decline in the demand for our enterprise software or our failure to successfully develop, introduce or market new or enhanced products in a timely manner would have a negative impact on sales of our enterprise products, jeopardizing our most important source of revenues. The sales cycle for our products is lengthy. Due to the recent economic downturn, our current and prospective customers may elect to delay or postpone investments in technology such as ours, which would harm our enterprise sales efforts and cause our business to suffer.

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

      Even if the market for mobile devices continues to expand, our success will depend, among other things, on whether businesses and consumers adopt our products and services for obtaining Web-based information and applications on mobile devices. We have expended considerable resources on sales and marketing of our products and services. During the quarter ended June 30, 2002, our sales and marketing expenses were approximately $5.1 million. As revenues increase, we expect that these expenses will continue to increase. If our sales and marketing efforts are inadequate and we are unable to build our visibility and brand name, our enterprise revenues will fall and consumer use of our AvantGo Mobile Internet Service will fail to develop further, jeopardizing our ability to generate revenue from the sale of advertising and distribution products.

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

      We may expand certain areas of our operations in the foreseeable future. For example, we may hire additional new employees to support our sales organization. Because of the technical nature of our products and certain industry specific information that is required to adequately sell our products, we anticipate that it could take several months to train new personnel. Failure to accomplish this objective would impede our ability to deliver products in a timely fashion, fulfill existing customer commitments and attract and retain new customers, which could harm our business.

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

      We sell our products in the United States and abroad. We manage our European sales and marketing operations through our U.K. subsidiary, AvantGo Europe, Ltd. Revenues from international sales represented 13% of our revenues in the six months ended June 30, 2002. Our business therefore is subject to the risks associated with doing business internationally. The costs of developing overseas revenues may exceed those revenues. Accordingly, our future results could be harmed by a variety of factors, including:

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

      One or more states or the federal government could enact regulations aimed at companies like us, which provide software that facilitates e-commerce and the distribution of content over the Internet. The likelihood of the enactment of regulations in these areas will increase as the Internet becomes more pervasive and extends to more people's daily lives. Any legislation, regulation or taxation of, or concerning, electronic commerce could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If a reduction in growth occurs as a result of these events, demand for our products and services could decline significantly.

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

      As of June 30, 2002, we had unrestricted cash and cash equivalents of $37.6 million. Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our cash and cash equivalents, we have concluded that there is no material market risk exposure. At June 30, 2002, our cash and cash equivalents consisted primarily of demand deposits, money market funds, U.S. government obligations and corporate debt securities held by three major financial institutions in the United States. We had no short-term investments at June 30, 2002.

      Foreign Currency Exchange Risk. We develop products in the United States for sale in North America and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. We have one foreign subsidiary whose expenses are incurred in its local currency. As exchange rates vary, its expenses, when translated, may vary from expectations and adversely impact overall expected profitability. Our operating results include $686,000 of unrealized other income due to exchange rate fluctuations in the second quarter of 2002.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

      In October 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York against us, certain of our officers and directors, and the underwriters of our initial public offering. The suit is a class action filed on behalf of purchasers of our common stock during the period from September 27, 2000 to December 6, 2000. The complaint alleges that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The complaint seeks unspecified damages on behalf of the purported class. Over 300 companies involved in an initial public offering have been named as defendants in nearly identical lawsuits filed by some of the same plaintiffs' law firms. A consolidated amended complaint has been filed. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. We believe we have meritorious defenses, and we intend to defend the action vigorously.

ITEM 4. Submission of Matters to a Vote of Security Holders

      At our annual meeting of stockholders held on May 13, 2002, the following proposals were voted upon and adopted:

Proposal One - Election of Directors

NOMINEE                      VOTES FOR                          VOTES WITHHELD
-------                      ---------                          --------------

Felix Lin                     25,703,674                              913,047
Peter Ziebelman               24,345,143                            2,271,578
William J. Miller             26,342,470                              274,251

Proposal Two -- Ratification of Appointment of Ernst & Young LLP as the Company's Independent Auditors for the Fiscal Year Ending December 31, 2002.

VOTES FOR                  VOTES AGAINST    ABSTENTIONS       BROKER NON-VOTE
----------                 -------------    -----------       ---------------

26,461,724                    146,984          8,013                 0

ITEM 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits.

         Exhibit No        Description
         --------          ----------

           10.41 Separation Agreement and General Release between Chris Moore and AvantGo, Inc. effective January 25, 2002.

      (b)   Reports on Form 8-K.

      We filed no reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             AVANTGO, INC.


Date: August 10, 2002        By: /s/ David B. Cooper, Jr.
                             -------------------------------------------------
                             David B. Cooper, Jr.
                             Chief Financial Officer
                             (Principal financial and chief accounting officer)