Form 10-Q
period 2002-09-30
AVANTGO INC
filed 2002-11-14
CIK 1110700

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (Mark One)

      |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2002 or

      |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from __________________ to _____________________

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

                                 Yes |X| No |_|

As of November 4, 2002 there were 35,714,155 shares of the Registrant's Common Stock outstanding.

                                  AVANTGO, INC.

                                    Form 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

ITEM 1.   Condensed Consolidated Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets as of September 30, 2002
          and December 31, 2001                                                3
          Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and September 30, 2001 4 Condensed Consolidated Statements of Cash Flows for the nine
          months ended September 30, 2002 and September 30, 2001               5
          Notes to Condensed Consolidated Financial Statements                 6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               11

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk          27

ITEM 4.   Controls and Procedures                                             27

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                   27

ITEM 6.   Exhibits and Reports on Form 8-K                                    28

          Signatures                                                          29

PART I.   FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (Unaudited)

                                                                                     September 30,  December 31,
                                                                                          2002          2001
                                                                                          ----          ----
ASSETS
Current assets:
    Cash and cash equivalents .......................................................   $  32,249    $  43,091
    Accounts receivable, net of allowance of $967 in 2002 and $965 in 2001 ..........       2,696        3,236
    Prepaid expenses and other current assets .......................................       1,252          480
                                                                                        ---------    ---------
          Total current assets ......................................................      36,197       46,807
   Restricted investments ...........................................................       3,400        3,438
   Property and equipment, net ......................................................       4,822        6,890
   Other assets .....................................................................         139          344
                                                                                        ---------    ---------
          Total assets ..............................................................   $  44,558    $  57,479
                                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ................................................................   $     947    $   1,243
    Accrued liabilities .............................................................       3,453        3,855
    Accrued compensation and related benefits .......................................         917        1,693
    Deferred revenue ................................................................       4,412        1,813
                                                                                        ---------    ---------
          Total current liabilities .................................................       9,729        8,604
   Deferred revenue, net of current portion .........................................         232           --
   Accrued restructuring charges, net of current portion ............................       3,655        2,127
Commitments
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares  authorized; none issued and
         none outstanding at September 30, 2002 and December 31, 2001, respectively .                       --
Common stock, $0.0001 par value; 150,000,000 shares authorized; 35,700,093 and
      35,166,133 shares issued and outstanding at September 30, 2002 and December 31,
      2001, respectively ............................................................     166,165      168,603
    Notes receivable from stockholders ..............................................        (502)        (502)
    Deferred stock compensation .....................................................        (288)      (2,752)
    Revenue offset relating to warrant agreements ...................................        (211)        (592)
    Accumulated deficit .............................................................    (133,652)    (118,122)
    Accumulated other comprehensive income ..........................................        (570)         113
                                                                                        ---------    ---------
          Total stockholders' equity ................................................      30,942       46,748
                                                                                        ---------    ---------
          Total liabilities and stockholders' equity ................................   $  44,558    $  57,479
                                                                                        =========    =========

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                             Three Months Ended     Nine Months Ended
                                                                September 30,         September 30,
                                                                -------------         -------------
                                                              2002        2001       2002        2001
                                                              ----        ----       ----        ----
                                                                      (As Restated)           (As Restated)
Revenues:
    License fees ........................................   $  2,448    $  2,837    $  8,199    $ 10,932
    Services ............................................      2,004       2,060       6,361       7,741
                                                            --------    --------    --------    --------
    Total revenues ......................................      4,452       4,897      14,560      18,673
Costs and expenses:
    Cost of license fees ................................         59         336         197         418
    Cost of services ....................................      1,040       1,208       3,327       4,171
    Product development .................................      1,640       3,130       6,061      10,853
    Sales and marketing .................................      3,847       6,929      14,141      23,741
    General and administrative ..........................      1,369       2,160       3,717       6,932
    Amortization of goodwill, other intangible assets
        and deferred stock compensation .................     (1,812)      1,249        (526)      8,163
    Write-off of core technology ........................         --       1,981          --       1,981
    Restructuring and other impairment charges ..........      4,128       9,761       4,450      12,602
                                                            --------    --------    --------    --------

    Total costs and expenses ............................     10,271      26,754      31,367      68,861
                                                            --------    --------    --------    --------

Loss from operations ....................................     (5,819)    (21,857)    (16,807)    (50,188)
    Interest and other income, net ......................        311         654       1,277       2,249
                                                            --------    --------    --------    --------

    Net loss ............................................   $ (5,508)   $(21,203)   $(15,530)   $(47,939)
                                                            ========    ========    ========    ========

    Basic and diluted net loss per share ................   $  (0.16)   $  (0.63)   $  (0.44)   $  (1.49)
                                                            ========    ========    ========    ========

    Basic and diluted common shares used to calculate
      basic and diluted net loss per share ..............     35,498      33,480      35,218      32,117

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                  2002        2001
                                                                                  ----        ----
                                                                                          (As Restated)
OPERATING ACTIVITIES:

       Net loss .............................................................   $(15,530)   $(47,939)
       Adjustments to reconcile net loss to net cash used in operating activities:
         Restructuring and other impairment charges .........................      2,217      11,606
         Write-off of core technology .......................................         --       1,981
         Amortization of goodwill, other intangible assets and deferred stock
          compensation ......................................................       (527)      8,163
         Depreciation and amortization ......................................      2,078       2,165
         Amortization of revenue offset relating to warrant agreements ......        381         381
         Issuance of common stock in exchange for services ..................         87          --
         Changes in operating assets and liabilities:
           Accounts receivable ..............................................        540       1,477
           Prepaid expenses and other current assets ........................       (795)        434
           Accounts payable .................................................       (296)     (1,877)
           Accrued liabilities ..............................................       (352)        700
           Accrued compensation and related benefits ........................       (429)        222
           Accrued restructuring liability ..................................       (266)         --
           Deferred revenue .................................................      2,831       1,032
                                                                                --------    --------

             Net cash used in operating activities ..........................    (10,061)    (21,655)

INVESTING ACTIVITIES:

       Purchase of property and equipment ...................................       (344)     (2,344)
       Decrease in other assets .............................................        205         200
       Proceeds from restricted investments .................................         38          --
       Proceeds from investments ............................................         --      16,436
                                                                                --------    --------
             Net cash (used in) provided by investing activities ............       (101)     14,292

FINANCING ACTIVITIES:

       Repayment of obligations under bank line of credit agreement .........         --         (40)
       Proceeds from note repayment from shareholder ........................         --         204
       Proceeds from issuance of common stock, net of stock repurchase ......          3         166
                                                                                --------    --------

           Net cash provided by financing activities ........................          3         330
                                                                                --------    --------

  Effect of exchange rate changes on cash and cash equivalents ..............       (683)         42
                                                                                --------    --------

  Decrease in cash and cash equivalents .....................................    (10,842)     (6,991)
  Cash and cash equivalents at beginning of period ..........................     43,091      57,034
                                                                                --------    --------

  Cash and cash equivalents at end of period ................................   $ 32,249    $ 50,043
                                                                                ========    ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

SUPPLEMENTAL DISCLOSURES:

       Cash paid during the period for interest .............................   $     --    $      5
                                                                                ========    ========

      The accompanying notes are an integral part of these condensed consolidated financial statements.

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2002
                                   (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

      AvantGo, Inc. (the "Company") was incorporated on June 30, 1997 in Delaware. The Company provides software and services that enable and enhance the use of Internet-based content and corporate portals to mobile devices, including personal digital assistants and Internet-enabled phones. The Company licenses its AvantGo M-Business ServerTM products and AvantGo(R) mobile applications products to help its customers provide their employees, customers, suppliers and business affiliates with easy access to business information. The AvantGo Mobile Internet ServiceTM allows individuals to access Internet-based content and applications and gives content providers and other businesses a new medium for reaching and interacting with new and existing customers, increasing customer acquisition and retention.

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

      Certain reclassifications have been made to the financial statements for the three months and nine months ended September 30, 2001 to conform to the presentation of the financial statements for the three months and nine months ended September 30, 2002.

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

Recent Accounting Pronouncements

      In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after September 30, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. SFAS 142 will have no affect on the Company's financial statements in that all goodwill and intangible assets have been written off due to impairment during 2001. Had the provisions of SFAS 142 been in effect during the three and nine months ended September 30, 2001, the Company's net loss and net loss per share would have been $21.2 million and $0.63 per share, and $45.3 million and $1.41 per share, respectively.

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

NOTE 2. CONCENTRATION OF CREDIT RISK

      The following table sets forth the percentages of revenues from our major customer for the three and nine months ended September 30, 2002 and 2001:

                                 Three Months Ended         Nine Months Ended
                                    September 30,             September 30,
                                2002            2001       2002            2001
                                ----            ----       ----            ----
     Customer A                 25%             23%        23%             19%

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

      The calculation of basic and diluted net loss per share is as follows:

                                                            Three Months Ended      Nine Months Ended
                                                               September 30,          September 30,
                                                               -------------          -------------
                                                             2002        2001        2002        2001
                                                             ----        ----        ----        ----
                                                             (in thousands, except per share amounts):
Net loss ...............................................   $ (5,508)   $(21,203)   $(15,530)   $(47,939)
                                                           ========    ========    ========    ========
Weighted average shares of common stock outstanding ....     35,671      34,922      35,516      34,642
Less weighted average shares that may be repurchased ...       (173)     (1,442)       (298)     (2,525)
                                                           --------    --------    --------    --------
Weighted average shares of common stock outstanding used
in computing basic and diluted net loss per share ......     35,498      33,480      35,218      32,117
                                                           ========    ========    ========    ========
Basic and diluted net loss per share ...................   $  (0.16)   $  (0.63)   $  (0.44)   $  (1.49)
                                                           ========    ========    ========    ========

NOTE 4. COMPREHENSIVE LOSS

      Statement of Financial Accounting Standard (SFAS) No. 130 "Reporting for Comprehensive Income", established standards of reporting and display of comprehensive income and its components of net income and "Other Comprehensive Income". "Other Comprehensive Income" refers to revenues, expenses and gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three and nine months ended September 30, 2002 and 2001 were as follows (in thousands):

                                            Three Months ended      Nine Months ended
                                               September 30,          September 30,
                                               -------------          -------------
                                             2002        2001        2002        2001
                                           -------    --------    --------    --------
Net loss ...............................   $(5,508)   $(21,203)   $(15,530)   $(47,939)
Foreign currency translation adjustments      (156)       (152)       (683)         42
Unrealized gain on investment ..........        --          --          --           4
                                           -------    --------    --------    --------
Comprehensive loss .....................   $(5,664)   $(21,355)   $(16,213)   $(47,893)
                                           =======    ========    ========    ========

NOTE 5. BUSINESS SEGMENT INFORMATION

      The Company operates in a single operating segment, providing software and services that enable and enhance the use of Internet-based content and corporate applications to mobile devices, including personal digital assistants and Internet-enabled phones.

Geographic Information

      The Company operates in North America and Europe. Approximately 19% and 15% of revenues were derived from outside North America in the three and nine months ended September 30, 2002, respectively. Approximately 16% of revenues were derived from outside North American in both the three and nine months ended September 30, 2001. Less than 10% of net loss was derived from outside North America in the three and nine months ended September 30, 2002 as well as the three and nine months ended September 30, 2001. During the three and nine months ended September 30, 2002 and 2001, no more than 10% of revenues were derived from any specific country. At September 30, 2002 and 2001, less than 10% of the Company's assets were located outside North America.

NOTE 6. AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION

      During the quarter ended September 30, 2002, and in connection with a reduction in force, the Company recorded an adjustment to reverse compensation expense for the cancellation of stock option awards that had not yet been earned. This resulted in a net $1.8 million and $526,000 credit included in amortization of goodwill, other intangible assets, and deferred stock-based compensation for the three and nine month periods ended September 30, 2002, respectively. As of September 30, 2002, all of the affected employees had been notified and the majority of these terminations were completed.

NOTE 7. RESTRUCTURING AND OTHER IMPAIRMENT CHARGES

      In April 2001, management approved, and the Company formally adopted and began to implement a restructuring program in an effort to reduce operating expenses. The Company incurred a charge of approximately $2.8 million in the second quarter of 2001 relating to the restructuring. During the third quarter of 2001, the Company reported additional charges of approximately $9.8 million, which included approximately $406,000 related to adjustments to facility exit costs as a result of a rapidly deteriorating real estate market. In the fourth quarter of 2001, management approved and the Company implemented a further restructuring program that resulted in aggregate charges of $2.5 million, which included approximately $1.2 million related to adjustments to facility exit costs as a result of continuing deterioration in the real estate market. In the second quarter of 2002, the Company recorded adjustments to the estimates of facility exit costs resulting in a charge to restructuring expense of $322,000.

      In July 2002, management approved and the Company formally adopted and began to implement another restructuring program in an effort to reduce operating expenses that resulted in aggregate charges of $4.1 million. These charges included $1.2 million related to revised estimates on the excess space at the Hayward facility, and $207,000 related to revised estimates on the excess space at the Chicago facility as a result of continuing deterioration in the real estate market. The Company also recorded a charge of $479,000 related to excess equipment and software, and other charges related to the reduction in force. Restructuring charges also included $2.2 million related to employee termination costs associated with the elimination of 78 positions, most of which occurred in the United States and affected employees at all levels of the Company. As of September 30, 2002, all of the affected employees had been notified and the majority of these terminations were completed.

     The following table sets forth the restructuring activity during the three months ended September 30, 2002 (in thousands):

                                Balance at      Restructuring and other       Cash         Non-cash          Balance at
                               June 30, 2002     impairment charges       Expenditures    Expenditures   September 30, 2002
                               -------------     ------------------       ------------    ------------   ------------------
Facility lease costs               $3,651              $1,430                $  (275)        $  --              $4,806
Employee termination costs            308               2,219                 (1,336)         (116)              1,075
Excess equipment and other             --                 479                    (76)         (348)                 55
                                   ------              ------                -------         -----              ------
Total                              $3,959              $4,128                $(1,687)        $(464)             $5,936

      The following table sets forth the restructuring activity during the nine months ended September 30, 2002 (in thousands):

                                 Balance at        Restructuring
                                December 31,     and other impairment         Cash                Non-cash            Balance at
                                    2001               charges             Expenditures         Expenditures      September 30, 2002
                                    ----               -------             ------------         ------------      ------------------
Facility lease costs               $4,133               $1,752               $(1,079)               $  --                $4,806
Employee termination costs            325                2,219                (1,353)                (116)                1,075
Excess equipment and other             --                  479                   (76)                (348)                   55
                                   ------               ------               -------                -----                ------
Total                              $4,458               $4,450               $(2,508)               $(464)               $5,936

      The following table sets forth the restructuring activity during the three months ended September 30, 2001 (in thousands):

                                                          Total
                                                      Restructuring
                                   Balance at           and other
                                    June 30,            Impairment              Cash              Non-cash           Balance at
                                      2001               Charges             Expenditures       Expenditures      September 30, 2001
                                      ----               -------             ------------       ------------      ------------------
Facility lease costs                 $2,203               $1,093               $  (224)            $(152)              $2,920
Employee termination costs               15                  530                  (163)               --                  382
Excess equipment and other               --                  108                    --              (108)                  --
Goodwill                                 --                7,691                    --            (7,691)                  --
Acquired workforce                       --                  339                    --              (339)                  --
                                     ------               ------               -------           -------               ------
Total                                $2,218               $9,761               $  (387)          $(8,290)              $3,302

The following table sets forth the restructuring activity during the nine months ended September 30, 2001 (in thousands):

                                                           Total
                                                       Restructuring
                                     Balance at          And Other
                                    December 31,         Impairment            Cash               Non-cash           Balance at
                                        2000              Charges           Expenditures        Expenditures     September 30, 2001
                                        ----              -------           ------------        ------------     ------------------
Facility lease costs                   $  --              $ 3,497              $(425)              $  (152)            $2,920
Employee termination costs                --                  945               (563)                   --                382
Excess equipment and other                --                  130                 --                  (130)                --
Goodwill                                  --                7,691                 --                (7,691)                --
Acquired workforce                        --                  339                 --                  (339)                --
                                       -----              -------              -----               -------             ------
Total                                  $  --              $12,602              $(988)              $(8,312)            $3,302

At September 30, 2002, the current portion of the restructuring liability of $2,281,000 is included in accrued liabilities; the non-current portion of $3,655,000 is included in accrued restructuring charges.

NOTE 8. LEGAL PROCEEDINGS

In October 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, certain of the Company's officers and directors (the "Individual Defendants"), and the underwriters of the Company's initial public offering. The suit is a class action filed on behalf of purchasers of the Company's common stock during the period from September 27, 2000 to December 6, 2000. The complaint alleges that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The complaint seeks unspecified damages on behalf of the purported class. Over 300 companies involved in an initial public offering have been named as defendants in nearly identical lawsuits filed by some of the same plaintiffs' law firms. A consolidated amended complaint has been filed. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. The Court has not yet ruled on this motion. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. The Company believes it has meritorious defenses, and it intends to defend the action vigorously; however, due to inherent uncertainties in litigation, management cannot predict accurately the ultimate outcome of the litigation. An adverse judgment in a large monetary amount could have a material adverse impact on the financial position, and consequently the business and results of operations.

NOTE 9. RELATED PARTY

On July 8, 2002, the Company entered into a consulting agreement with one of its directors. The director provided consulting services to the Company with respect to the development of the Company's business plan and restructuring activities. The consulting engagement was completed and the Company incurred related expenses in the amount of approximately $50,000 during the three months ended September 30, 2002.

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

OVERVIEW

      We were incorporated in June 1997 as a Delaware corporation under the name Bombardier Software, Inc. and changed our name to AvantGo, Inc. in January 1998. In September 1998, we launched our AvantGo Enterprise products, today called AvantGo M-Business Server products. In May 1999, we introduced our AvantGo Mobile Internet Service. In May 2000, we purchased Globalware Computing and began integrating its Pylon software products and consulting services into our mobile offerings. In October 2000, we completed our initial public offering. In July 2001, September 2001, March 2002 and April 2002, respectively, we launched AvantGo Mobile Sales(TM), AvantGo Mobile Delivery(TM)., AvantGo Mobile Pharma(TM) and AvantGo Mobile Inspection(TM) - mobile business applications that interoperate with our AvantGo M-Business Server products.

      We provide mobile enterprise software and services that enable and enhance the use of Internet-based content and corporate applications on handheld devices and Internet-enabled phones. We designed our AvantGo M-Business Server products and mobile business applications to automate business processes and improve the exchange of information between companies and their employees and customers, resulting in improved business efficiencies and more effective customer interactions. We license our AvantGo M-Business Server products and mobile business applications to help companies provide their employees, customers, suppliers and business affiliates with easy access to business information. We host our AvantGo Mobile Internet Service to enable our Media and M-Business customers to deliver their content and applications to our over 7.0 million registered AvantGo Mobile Internet Service users. Our AvantGo Mobile Internet Service also allows consumers to access and interact with over 2,000 sources of Internet-based content and corporate applications optimized for delivery to handheld devices and Internet-enabled phones. In July 2002, we announced that we will heighten our focus on applications and solutions targeted to field force professionals.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure or contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible accounts and restructuring. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about amounts and timing of revenue costs and expenses, the carrying values of assets and the recorded amount of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

      We classify our costs and expenses into three general operational categories: product development, sales and marketing, and general and administrative. In addition, our operating expenses include amortization of goodwill, intangible assets, and deferred stock-based compensation. For the three and nine months ended September 30, 2002 only amortization of deferred stock-based compensation was recorded, as all goodwill and intangible assets were written off in 2001.

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

      In connection with the granting of stock options to, and restricted stock purchases by, our employees, we recorded deferred stock compensation totaling approximately $22.9 million as of September 30, 2002. This amount represents the difference between the exercise and the deemed fair value of our common stock for financial accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options using a graded method. The amortization of the remaining deferred stock compensation will result in additional charges to operations through 2004. During the quarter ended September 30, 2002, and in connection with our reduction in force, we recorded an adjustment to reverse compensation expense for the cancellation of stock option awards that had not yet been earned. This resulted in a net $1.8 million and a $526,000 credit included in amortization of goodwill, other intangible assets, and deferred stock-based compensation for the three and nine months ended September 30, 2002, respectively. As of September 30, 2002, all of the affected employees had been notified, and the majority of these terminations were completed.

      We have incurred significant losses and negative cash flows from operations since our inception. As of September 30, 2002, we had an accumulated deficit of $133.7 million. We had 118 full-time employees as of September 30, 2002.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

      The following table sets forth certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for any future period.

                                                     Three Months Ended    Nine Months Ended
                                                        September 30,        September 30,
                                                        -------------        -------------
                                                        2002     2001        2002    2001
                                                        ----     ----        ----    ----
 Revenues:
   License fees ....................................     55%      58%         56%      59%
   Services ........................................     45%      42%         44%      41%
                                                       ----     ----        ----     ----
   Total revenues ..................................    100%     100%        100%     100%
Costs and expenses:
   Cost of license fees ............................      1%       7%          1%       2%
   Cost of services ................................     23%      25%         23%      22%
   Product development .............................     37%      64%         42%      58%
   Sales and marketing .............................     87%     141%         96%     127%
   General and administrative ......................     31%      44%         26%      37%
   Amortization of goodwill, other intangible assets
       and deferred stock compensation .............    (41%)     26%         (4%)     44%
   Write-off of core technology ....................     --%      40%         --%      11%
   Restructuring and other impairment charges ......     93%     199%         31%      68%
                                                       ----     ----        ----     ----
   Total costs and expenses ........................    231%     546%        215%     369%
                                                       ----     ----        ----     ----
Loss from operations ...............................   (131%)   (446%)      (115%)   (269%)
   Interest and other income, net ..................      7%      13%          8%      12%
                                                       ----     ----        ----     ----
   Net loss ........................................   (124%)   (433%)      (107%)   (257%)
                                                       ====     ====        ====     ====

Comparisons of Three and Nine Months Ended September 30, 2002 and 2001

Revenues

      Total revenues were approximately $4.5 million and $4.9 million for the three months ended September 30, 2002 and 2001, representing a decrease in the third quarter of 2002 of approximately $400,000, or 8%, from the comparable quarter of the prior year. Total revenues were approximately $14.6 million and $18.7 million for the nine months ended September 30, 2002 and 2001, representing a decrease of approximately $4.1 million, or 22% from the comparable period of the prior year. The decline in revenues period over period was primarily attributable to an overall downturn in the economy, one of the results of which has been reduced capital spending on technology, including mobile enterprise software and professional services, as well as longer sales cycles. Consequently, sales of licenses and associated services, and sales of advertising have been negatively impacted. The decline in revenues reflects a decreased volume of licenses and services sold, rather than a decrease in prices.

      License Fees. License fee revenues decreased approximately $400,000, or 14%, from approximately $2.8 million for the three months ended September 30, 2001 to approximately $2.4 million for the three months ended September 30, 2002. License fee revenues decreased approximately $2.7 million, or 25%, from approximately $10.9 million for the nine months ended September 30, 2001 to approximately $8.2 million for the nine months ended September 30, 2002. The decline in license fee revenues was primarily attributable to the circumstances described in the immediately preceding paragraph.

      Services. Services revenue decreased approximately $56,000, or 3%, from approximately $2.1 million for the three months ended September 30, 2001 to approximately $2.0 million for the three months ended September 30,

2002. Services revenue decreased approximately $1.3 million, or 18%, from $7.7 million for the nine months ended September 30, 2001 to approximately $6.4 million for the nine months ended September 30, 2002. The decline in services revenue was due to decreased consulting services performed, as a result of fewer license sales to new customers.

      We also earn revenues from advertising barter transactions. We recognize revenues and costs from advertising barter transactions during the period in which we deliver the advertising or distribution product. We record barter transactions at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. In determining the value of the goods or services provided, we use historical pricing of comparable cash transactions. Revenues earned from barter transactions were $0 and $45,000 for the three months ended September 30, 2002 and 2001. Revenues earned from barter transactions were $0 and $173,000 for the nine months ended September 30, 2002 and 2001, respectively. We do not expect barter revenue to be a significant portion of revenue in the future.

      We have seen a rapid and increasingly severe downturn in the United States economy that has continued through the first three quarters of 2002. Although we expect this economic downturn to continue into the fourth quarter of 2002, we cannot be certain as to the severity or duration of this downturn. We have also seen a downturn in our European business in 2002. If the economic conditions in the United States and Europe fail to improve or if wider or global economic slowdowns occur, the demand for our products and services may be reduced. In addition to reducing our customers' and prospective customers' budgets for our products and services, these economic slowdowns may also adversely affect our customers' ability to pay for our products and services. Accordingly, these economic slowdowns may have a material adverse impact on our business, operating results and financial condition.

      Costs and Expenses

      Cost of License Fees. Our cost of license fees decreased approximately $277,000, or 82%, from approximately $336,000 for the three months ended September 30, 2001 to approximately $59,000 for the three months ended September 30, 2002. Cost of license fees decreased approximately $221,000, or 53%, from approximately $418,000 for the nine months ended September 30, 2001 to approximately $197,000 for the nine months ended September 30, 2002. These decreases were primarily attributable to decreased royalty expenses incurred as a result of a decline in reselling other software developers' products in conjunction with ours during the three and nine months ended September 30, 2002. We expect the cost of license fees to vary according to the sales mix of our products and those of other software developers' products.

      Cost of Services. Our cost of services decreased approximately $200,000, or 14%, from approximately $1.2 million for the three months ended September 30, 2001 to approximately $1.0 million for the three months ended September 30, 2002. Cost of services decreased approximately $900,000, or 20%, from approximately $4.2 million for the nine months ended September 30, 2001 to approximately $3.3 million for the nine months ended September 30, 2002. These decreases were primarily attributable to a reduction in headcount as a result of the restructuring program that we implemented during 2002.

      Product Development. Product development expenses decreased approximately $1.5 million, or 48%, from approximately $3.1 million for the three months ended September 30, 2001 to approximately $1.6 million for the three months ended September 30, 2002. Product development expenses decreased approximately $4.8 million, or 44%, from approximately $10.9 million for the nine months ended September 30, 2001 to approximately $6.1 million for the nine months ended September 30, 2002. These decreases were primarily attributable to a reduction in headcount as a result of the restructuring program that we implemented during 2002. To date, all software and development costs have been expensed in the period incurred.

      Sales and Marketing. Our sales and marketing expenses include those related to compensation, public relations, advertising, trade shows and marketing materials. Sales and marketing expenses decreased approximately $3.1 million, or 44%, from approximately $6.9 million for the three months ended September 30, 2001 to approximately $3.8 million for the three months ended September 30, 2002. Sales and marketing expenses decreased approximately $9.6 million, or 40%, from approximately $23.7 million for the nine months ended September 30, 2001 to approximately $14.1 million for the nine months ended September 30, 2002. These decreases were primarily attributable to a reduction in headcount as a result of the restructuring program that we implemented during 2002, as well as a reduction in the level of advertising expenditures relating to our AvantGo Mobile Internet service.

      General and Administrative. General and administrative expenses consist primarily of salaries, recruiting and related costs for general corporate functions including executive, accounting and administrative personnel, and other miscellaneous general corporate expenses. Our general and administrative expenses decreased approximately $800,000, or 37%, from approximately $2.2 million for the three months ended September 30, 2001 to approximately $1.4 million for the three months ended September 30, 2002. General and administrative expenses decreased approximately $3.2 million, or 46%, from approximately $6.9 million for the nine months ended September 30, 2001 to approximately $3.7 million for the nine months ended September 30, 2002. This decrease was due primarily to a decrease in the number of executive, finance and administrative employees as a result of the restructuring program that we implemented during 2002.

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

      We recognized $0 of amortization of goodwill and other intangible assets during the three months ended September 30, 2002 and 2001. We recognized $0 for the nine months ended September 30, 2002 and approximately $2.6 million during the nine months ended September 30, 2001. We recognized approximately $406,000 and $1.2 million of amortization of deferred stock compensation during the three months ended September 30, 2002 and 2001. We recognized approximately $1.7 million of deferred stock compensation for the nine months ended September 30, 2002 and approximately $5.5 million of deferred stock compensation for the nine months ended September 30, 2001. During the three months ended September 30, 2002, and in connection with our reduction in force, we recorded an adjustment to reverse compensation expense for the cancellation of stock option awards that had not yet been earned in the amount of $2.2 million. This resulted in a net $1.8 million and $526,000 credit included in amortization of goodwill, other intangible assets, and deferred stock-based compensation for the three and nine month periods ended September 30, 2002, respectively.

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

      Restructuring and other impairment charges. During the third quarter of 2002, management approved and we formally adopted and began to implement another restructuring program in an effort to reduce operating expenses that resulted in aggregate charges of $4.1 million. These charges included $1.2 million related to revised estimates on the excess space at the Hayward facility, and $207,000 related to revised estimates on the excess space at the Chicago facility, due to the continuing deterioration in the real estate market, and $479,000 related to excess equipment and software, and other charges related to the reduction in force. Restructuring charges also included $2.2 million related to employee termination costs associated with the elimination of 78 positions, most of which occurred in the United States and affected employees at all levels. See Note 7 to the Condensed Consolidated Financial Statements, "Restructuring and Other Impairment Charges," for further information regarding these activities.

      Interest and Other Income, Net. Net interest and other income decreased approximately $343,000, or 52%, from approximately $654,000 for the three months ended September 30, 2001 to approximately $311,000 for the three months ended September 30, 2002. Net interest and other income decreased approximately $1.0 million, or 43%, from approximately $2.2 million for the nine months ended September 30, 2001 to approximately $1.2 million for the nine months ended September 30, 2002. This decrease was primarily due to a decrease in net interest earned as a result of decreased cash balances and lower interest rates.

Liquidity and Capital Resources

      Since inception, we have funded our operations primarily through the sale of equity securities, through which we have raised net proceeds of $124.5 million through September 30, 2002. As of September 30, 2002, we had $32.2 million of cash and cash equivalents, a decrease from $43.1 million of cash and cash equivalents held as of December 31, 2001. As of September 30, 2002, our working capital was approximately $26.5 million compared to approximately $38.2 million on December 31, 2001.

      Net cash used in operating activities totaled $10.1 million for the nine months ended September 30, 2002, as compared with $21.7 million for the comparable period in 2001. During the nine months ended September 30, 2002, we received a payment of $6 million from our largest customer, McKesson Corporation. This was the final scheduled payment on a three-year contract which will expire in March 2003. During the comparable period in 2001, we received a scheduled payment of $5 million from McKesson Corporation. The principal use of cash was to fund our losses from operations. Net cash provided by financing activities totaled $3,000 during the nine months ended September 30, 2002, as compared with $330,000 for the comparable period in 2001.

      Since our inception, our investing activities have consisted primarily of purchases of fixed assets, principally computer hardware and software, and leasehold improvements. Capital expenditures totaled $344,000 in the nine months ended September 30, 2002, as compared with $2.3 million for the comparable period in 2001. The decrease was primarily due to the reduction of expenditures related to leasehold improvements for our Hayward office and the reduction of expenditures for computer hardware. During the nine months ended September 30, 2001, we converted all of our investments to cash and cash equivalents, which provided $16.4 million of net cash from investing activities.

      We have restructured our business to more closely align expenses with near-term revenue. In conjunction with this restructuring, we reduced our workforce by approximately 40% during the third quarter of 2002.

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

      We lease our facilities under non-cancelable operating leases. Future minimum payments under operating leases, net of any contracted third-party sub-lease rental income at September 30, 2002 are as follows (in thousands):

                                                  Less Sub-        Net Future
                                Operating       Lease Rental         Minimum
                                  Leases           Income           Payments
                                  ------           ------           --------
2002                             $   710           $ (36)           $   674
2003                               2,390             (50)             2,340
2004                               2,484             (65)             2,419
2005                               2,410             (52)             2,358
2006                               2,290              --              2,290
2007                               1,769              --              1,769
                                 -------           -----            -------
Total                            $12,053           $(203)           $11,850
                                 =======           =====            =======

      Included in the table above is the restructuring liability of $4.8 million associated with charges related to excess office space.

RISK FACTORS

We may be unable to fund our future operating and capital requirements and, therefore, may be unable to execute on our business strategy.

      Since our inception, we have never been profitable. From inception through September 30, 2002, we had an accumulated deficit of $133.7 million. Because we are not currently generating sufficient cash to fund our operations, we may be forced to rely on external financing to meet future operating and capital requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Our operating and capital requirements depend upon several factors, including the rate of market acceptance of our products and services, our ability to expand our customer base and increase revenues, our level of expenditures for product development, marketing and sales, general administration and purchases of equipment, and other factors. If our operating and capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We cannot assure that financing will be available in amounts or on terms acceptable to us, if at all. Further, if we issue equity securities, stockholders may experience additional dilution, or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Debt financing, if available, may involve restrictive covenants, which could restrict our operations or finances. If we cannot raise funds, if needed, on acceptable terms, we may not be able to continue our operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This in turn, could materially and adversely impact our business, operating results and financial condition.

If we fail to meet the continued listing requirements of the Nasdaq Stock Market, our stock could be delisted.

      Our stock is currently listed on the Nasdaq Small Cap Market. Our stock moved from the Nasdaq National Market to the Nasdaq Small Cap Market on September, 12, 2002, because it was no longer in compliance with the listing requirements of the National Market. The Nasdaq Stock Market's Marketplace Rules impose certain minimum financial requirements on us for the continued listing of our stock on the Nasdaq Small Cap Market. One such requirement is a minimum bid price on our stock of $1.00 per share, which must be maintained over a certain period of time prescribed by Nasdaq. Our stock price is currently below the minimums set forth by those rules. We expect to have until June 2, 2003, for our stock price to remain above $1.00 for 10 consecutive days, or our stock could be delisted.

Our stock price may continue to be volatile and an active trading market for our common stock may never develop or be sustained.

      The stock markets, particularly the Nasdaq Small Cap Market on which our common stock is listed, have experienced significant price and volume fluctuations, and the market prices of companies focused on the Internet and wireless communications have been highly volatile. The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors including:

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

            o     the potential for delisting by Nasdaq;

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

      We currently derive a significant portion of our enterprise software revenues from a small number of major customers. For example, McKesson Corporation, our largest customer, represented 25% of our total revenues for the third quarter of 2002. We expect that McKesson Corporation will continue to represent a significant portion of our revenues through March 2003. Any disruption or termination of our commercial relationship with McKesson Corporation would harm our revenues and results of operations.

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

      Our mobile enterprise software, which consists of our AvantGo M-Business Server, and our mobile enterprise applications, including AvantGo Mobile Sales, AvantGo Mobile Delivery, AvantGo Mobile Pharma and AvantGo Mobile Inspection, as well as AvantGo Pylon products, has accounted for 56% of our revenues in the nine months ended September 30, 2002, 56% of our revenues in 2001, and 56% of our revenues in 2000. We expect that a significant portion of our revenues will depend upon the continued and growing market acceptance of our enterprise software products. The lifecycle of our products is particularly difficult to estimate because of growing competition and the changing marketplace. Our enterprise software may not achieve acceptance among businesses and other organizations. A decline in the demand for our enterprise software or our failure to successfully develop, introduce or market new or enhanced products in a timely manner would have a negative impact on sales of our enterprise products, jeopardizing our most important source of revenues. The sales cycle for our products is lengthy. Due to the recent economic downturn, our current and prospective customers may elect to delay or postpone investments in technology such as ours, which would harm our enterprise sales efforts and cause our business to suffer.

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

      The potential impact on us and our general infrastructure of being located near major earthquake faults is unknown, but operating results could be materially adversely affected in the event of a major earthquake. In addition, California has experienced power shortages in the past, which resulted in brief power outages, or "blackouts", in parts of the state. Any such blackouts in the future could cause disruptions to our operations, especially our AvantGo Mobile Internet Service, which during a blackout could become inaccessible to our users. Additionally, these blackouts could disrupt the operations of our distributors, resellers and customers. Although we maintain insurance against break-in, unauthorized access, vandalism, fires, floods, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case, and will not likely compensate us for all the damages caused by these or similar events.

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

Our future results could be harmed by risks associated with our operations in Europe and other international markets.

      We sell our products in the United States and abroad. We manage our European sales and marketing operations through our U.K. subsidiary, AvantGo Europe, Ltd. Revenues from international sales represented 15% of our revenues in the nine months ended September 30, 2002. Our business therefore is subject to the risks associated with doing business internationally. The costs of developing overseas revenues may exceed those revenues. Accordingly, our future results could be harmed by a variety of factors, including:

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

Our success depends on retaining and recruiting key personnel.

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

      As of September 30, 2002, we had unrestricted cash and cash equivalents of $32.2 million. Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our cash and cash equivalents, we have concluded that there is no material market risk exposure. At September 30, 2002, our cash and cash equivalents consisted primarily of demand deposits, money market funds, U.S. government obligations and corporate debt securities held by three major financial institutions in the United States. We had no short-term investments at September 30, 2002.

      Foreign Currency Exchange Risk. We develop products in the United States for sale in North America and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. We have one foreign subsidiary whose expenses are incurred in its local currency. As exchange rates vary, its expenses, when translated, may vary from expectations and adversely impact overall expected profitability. Our operating results include $126,000 of unrealized other income due to exchange rate fluctuations in the third quarter of 2002.

ITEM 4. Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      An evaluation has been performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days prior to the filing of this report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

      In October 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York against us, certain of our officers and directors (the "Individual Defendants"), and the underwriters of our initial public offering. The suit is a class action filed on behalf of purchasers of our common stock during the period from September 27, 2000 to December 6, 2000. The complaint alleges that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The complaint seeks unspecified damages on behalf of the purported class. Over 300 companies involved in an initial public offering have been named as defendants in nearly identical lawsuits filed by some of the same plaintiffs' law firms. A consolidated amended complaint has been filed. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. The Court has not yet ruled on this motion. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. We believe we have meritorious defenses, and we intend to defend the action vigorously.

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

         Exhibit No        Description
         ----------        -----------

10.42    Letter Agreement with Lesko Associates, dated July 18, 2002
10.43 Separation Agreement and General Release with Mike Aufricht, dated September 4, 2002
10.44 Separation Agreement and General Release with Felix Lin, dated September 28, 2002
10.45 Separation Agreement and General Release with David Moore, dated September 3, 2002
10.46 Separation Agreement and General Release with Richard Owen, dated September 30, 2002
10.47 Separation Agreement and General Release with Paul Kanneman, dated August 19, 2002
10.48 Offer Letter to David B. Pratt from Jim T. Richardson dated September 25, 2002
99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

    (b)  Reports on Form 8-K.

     Current report on Form 8-K filed on August 14, 2002, under Item 9 thereof.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AVANTGO, INC.


Date:  November 13, 2002                      By: /s/ David B. Cooper, Jr.
                                              ------------------------------
                                              David B. Cooper, Jr.
                                              Chief Financial Officer
                                              (Principal financial and chief
                                               accounting officer)

                                 CERTIFICATIONS

I, David Pratt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AvantGo, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                       /s/ David Pratt
                                              ---------------
                                              David Pratt
                                              Interim Chief Executive Officer

                                 CERTIFICATIONS

I, David B. Cooper, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of AvantGo, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                                 /s/ David B. Cooper, Jr.
                                                        ------------------------
                                                        David B. Cooper, Jr.
                                                        Chief Financial Officer